Form 10-K
period 1998-12-31
SUPERIOR FINANCIAL CORP /AR/
filed 1999-03-31
CIK 1060770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                           Commission File #0-25239

                               ----------------

                           SUPERIOR FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       51-0379417
          (State of Incorporation)                   (IRS Employer Identification No.)

                5000 Rogers Avenue, Fort Smith, Arkansas 72903
                   (Address of principal executive offices)

                                (501) 484-4305
                                (Telephone No.)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.01
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 24, 1999 based on the average bid and ask prices of $10.125 per share for Common Stock was $65,698,634. (For purposes of calculating this amount, all directors, officers and principal shareholders of the registrant are treated as affiliates).

  Shares of Common Stock outstanding at March 24, 1999 were 10,080,503.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Part of
                                                                      Form 10-
                              Document                                   K
                              --------                                --------
Portions of Definitive Proxy Statement for 1999 Annual Meeting as
 specifically referred to herein .................................... Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  The Registrant, Superior Financial Corp. is hereinafter referred to as "the Company".

  The Company is a unitary thrift holding company organized under the laws of Delaware and headquartered in Ft. Smith, Arkansas. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank F.S.B. (the "Bank"), a federally chartered thrift institution, from NationsBank, N.A. The acquisition of the Bank was completed on April 1, 1998 and was financed through the private placement of $97.5 million of Common Stock and $60.0 million of Senior Notes and a $20.0 million loan. The Bank was founded in 1934 in Fort Smith, Arkansas. In 1992, the Bank was acquired by Boatmen's Bancshares, Inc. ("Boatmen's"). In turn, Boatmen's was acquired by NationsBank in 1997. The Bank has expanded through de novo growth and acquisitions to 50 branches concentrated in Ft. Smith, Little Rock, and eastern Oklahoma. At December 31, 1998 the Company had consolidated assets of $1.38 billion, and shareholders equity of $102 million. At December 31, 1998 the Bank had deposits of $974.7 million and gross loans of $825.6 million.

Financial Products and Services

  The Company provides a wide range of retail and small business services including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, credit related life and disability insurance, safety deposit boxes and telephone banking.

  The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 160,000 checking customers with average non-interest revenue of approximately $115 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

Business Objectives

  The Company's business strategy is based on a series of initiatives, both short- and long-term, to achieve its goal of maximizing shareholder value. These initiatives are designed to unleash the inherent strength of the franchise which has not been fully realized. These initiatives combine the following elements:

    . short-term and intermediate-term initiatives designed to increase revenue and enhance operating efficiency of the Bank;

    . expanding the loan portfolio and transaction deposit accounts through market-share growth and selective de novo branching, specifically targeting the account relocation expected to take place as a result of merger-related customer dislocation in the Bank's markets;

    . expanding the Bank's product offerings to encompass a wider range of products and services which will be offered by a locally owned and operated financial company with motivated employees;

    . expanding ATM, telephone, and personal computer based banking services;
  and

    . maintaining financial safety and soundness.

Short-Term Initiatives

  Management has begun a campaign of near-term initiatives designed to enhance revenue and improve operating efficiency. These initiatives include the following:

  Branch Rationalization: As of January 1999, the Bank completed the sale of ten branch facilities located in Oklahoma and Arkansas. These branches were determined to be either unprofitable, or not in geographic or demographic locations deemed to fit the strategic direction of the Bank.

  Expense Reduction: Expense reductions relating to contract renewals and renegotiations were completed in early 1998. Furthermore, certain unnecessary inter-company expenses have been eliminated.

  Revenue Enhancements: The opportunity to realize revenue enhancements through the optimal use of uninvested cash, Federal Home Loan Bank FHLB funding and reserve levels has already been addressed and is anticipated to contribute to the Bank's reported income in the current and future years. Currently under review is the potential to implement ATM surcharges and to begin assessing fees to certain types of deposit products.

  Balance Sheet Optimization: The Bank has undertaken steps to enhance the earnings contribution of its balance sheet through the redeployment of cash and overnight investments into higher-yielding securities and loans, growth of transaction deposit accounts, use of FHLB borrowing capabilities and an increased loan-to-deposit ratio.

Growth Strategy

  The Company's growth strategy focuses on attracting customers displaced and disenchanted as a result of industry consolidation in the Company's immediate and contiguous markets. Management believes that ongoing consolidation in the financial services industry provides significant opportunities for local, community-oriented financial institutions to capitalize on the resulting merger dislocation of many customers. The Company is positioned to exploit these opportunities as a newly independent organization. Furthermore, its reputation in its market for strong service and its "totally free checking" product should help it to cultivate these customers.

  The Company plans to attract these customers through promotion in its existing markets and by tapping new markets through de novo branching and acquisitions. The Bank has begun building four branches, two in Little Rock and one each in Conway and Ft. Smith. These locations will introduce a branch design that emphasizes speed of service and convenience. The Bank opened a loan production office in the Tulsa market in October, 1998.

  In 1998, management implemented certain initiatives designed to improve the franchise through enhancing the menu of financial products and services it offers. These initiatives allow the Bank to target additional customers as well as cross-market to its existing, loyal customer base. For example, management has introduced a comprehensive sales training and a performance based incentive plan for all branch personnel. Furthermore, the Company is currently establishing the means to offer a full array of consumer investment and insurance products through a dedicated, branch-based sales force. The addition of these services makes it possible for the Company's customers to take care of essentially all of their financial needs in one place. Moreover, crucial to the success of these related initiatives is the addition of key leadership in the areas of mortgage and small business lending. These additions, in concert with an expanded presence in metropolitan markets, should position the Company to provide the locally approved lending relationship desired by small business owners and individual consumers.

Delivery Systems

  Management has enhanced the Bank's existing delivery network through various initiatives designed to make banking with the Company more attractive to new and existing customers. Essential to the successful growth of the Company is the recognition and fulfillment of its customers' desires to use a variety of delivery channels to satisfy their financial needs. In this context, the Company added six new ATM locations in 1998 to its network of 53 ATMs. In addition, significant progress has been made in establishing a telephone sales and service function that no only provides routine customer information, but also allows customers to pay bills, transfer money, order checks, and apply for loans 24 hours a day, seven days a week. The Company is providing similar capability to those customers who prefer to use personal computers to transact banking business and manage their finances.

Asset Quality

  The successful implementation of the Company's business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality with staff support provided by a dedicated loan review function. In addition, lending units are supported by credit scoring models and centralized review.

  As of December 31, 1998, the Company's allowance for loan losses is approximately 1.27% of total loans. In addition, the Company has adopted procedures to achieve rapid resolution of non-performing loans and prompt and efficient liquidation of real estate, automobiles and other forms of collateral.

Subsidiaries

  The Company's principal subsidiary is the Bank. The Bank owns a subsidiary, SFS Corporation, and a second-tier subsidiary, Southwest Protective Life Insurance Company, which sells consumer loan credit life insurance to consumer loan borrowers of the Bank.

Competition

  The banking industry in the Company's market area is highly competitive. In addition to competing with commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders, and other non-financial institutions. The Company has been able to compete effectively through use of its "totally free checking" program, strong community reputation, and excellent customer service.

  A substantial number of the banks operating in the Company's market area are branches or subsidiaries of much larger regional or national banking companies. While these organizations may have greater resources, Management believes their customers are experiencing disruption in services as a result of merger and consolidation activities. Management believes that this merger-related dislocation creates significant marketing and growth opportunities for a locally based institution like the Bank, which is committed to quality customer service, competitive fees and interest rates, and active community involvement.

Employees

  As of December 31, 1998, the Company had 637 full-time employees, and 154 part-time employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes arising from any such organized labor group. The Company provides medical, hospitalization, and group life insurance to eligible employees. In addition, the Company provides a competitive 401(k) plan to which it contributes up to 3% of employee salaries on a matching basis with customary vesting requirements.

CERTAIN REGULATORY CONSIDERATIONS

General

  The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the insurer of its deposits. In addition, the Company is a registered savings and loan holding company subject to OTS regulation, examination, supervision and reporting.

  The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulation of Savings and Loan Holding Companies

  Holding Company Acquisitions. The Company is a registered savings and loan holding company. The Home Owners Loan Act ("HOLA") and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

  Holding Company Activities. The Company currently operates as a unitary savings and loan holding company by virtue of its direct ownership of the Bank. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

  Affiliate Restrictions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

  In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

  In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

  The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Regulation of Federal Savings Institutions

  Regulatory System. The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act (the "FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

  Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB System, is required to acquire and hold shares of capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or
(ii) 1/20 of its FHLB advances (borrowings). Among other benefits, FHLB membership provides the Bank with a central credit facility.

  Liquid Assets. Under OTS regulations, for each calendar quarter, a savings institution is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) of not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar quarter. This liquidity requirement is currently 4.0%. In addition to meeting the liquidity requirement, each savings association must maintain sufficient liquidity to ensure its safe and sound operation.

  Regulatory Capital Requirements. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require savings institutions to maintain capital above the minimum capital levels.

  All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "-- Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

  Under OTS regulations, a savings institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. The OTS has postponed the date the component will be deducted from an institution's total capital.

  These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by other OTS regulations and guidance; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Capital Resources."

  Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A savings institution's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings institution to enforcement actions and other proceedings. Any savings institution not in compliance with all of its capital requirements is required to submit a capital plan that addresses the institution's need for additional capital and meets certain additional requirements. The savings institution must certify that, among other things, while the capital plan is being reviewed by the OTS, the savings association will not, without the approval of the appropriate OTS Regional Director, grow beyond net interest credited or make any capital distributions. If a savings institution's capital plan is not approved, the institution will become subject to asset growth restrictions and other restrictions or limitations set forth in the OTS Regional Director's notice of disapproval. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings institution not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation:
(i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

  Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDIC Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings institution that falls within certain undercapitalized capital categories specified in the regulation.

  The regulations establish five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well-capitalized institution as adequately-capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized).

  A savings institution is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be undercapitalized. Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution's efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution's total assets at the time the institution received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and
(iii) a limitation on the institution's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

  The regulations also provide that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

  Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

  The regulations require that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

  Critically undercapitalized institutions are also subject to the restrictions generally applicable to significantly undercapitalized institutions and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such institutions may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized institutions may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

  If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

  At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

  Enforcement Powers. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings institutions, including authority to bring various enforcement actions against a savings institution and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings institution's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings institution or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

  Capital Distribution Regulation. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings institutions. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and other distributions charged against the capital accounts of a savings institution.

  Under OTS regulations effective through March 31, 1999, an institution that meets its capital requirement both before and after a proposed distribution (a "Tier 1 institution") and which has not been notified by the OTS that it is in need of more than normal supervision may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 institution may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings institution that meets its minimum capital requirement both before and after a proposed distribution but does not meet its capital requirement (a "Tier 2 institution") is authorized after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings institution that does not meet its minimum capital requirement (a "Tier 3 institution") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS. The Bank has been classified as a Tier 1 institution.

  Under OTS regulations effective April 1, 1999, an institution must file an application with the OTS in order to obtain OTS approval of a proposed capital distribution under the following circumstances: (i) the institution is not eligible for expedited treatment under applicable OTS regulations; (ii) the total amount of the institution's capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus its retained net income for the preceding two years; (iii) the institution would not be at least adequately capitalized following the distribution; or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the institution and the OTS or the FDIC, or violate a condition imposed on it in an OTS-approved application or notice. If an institution is not required to file an application prior to a capital distribution, but one of the following conditions is met, the institution must file a notice with the OTS prior to the proposed capital distribution: (i) the institution would not be well capitalized following the distribution; (ii) the proposed capital distribution would reduce the amount of or retire any part of certain debt instruments such as notes or debentures included in capital; or
(iii) the institution is a subsidiary of a savings and loan holding company. If none of the application requirements are met, and none of the notice requirements are met, the institution is not required to file either a notice or an application with the OTS before making a capital distribution.

  Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

  Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of its "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and 100% of stock issued by the Federal Home Loan Mortgage Corporation or FNMA. "Portfolio assets" consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the Bank met the QTL test.

  Activities of Associations and Their Subsidiaries. Subject to a number of restrictions and limitations, savings associations are permitted to establish or acquire subsidiaries that engage in various activities. Pursuant to the FDIA and OTS regulations, at least 30 days prior to establishing or acquiring such a subsidiary, or conducting any new activity through a subsidiary, the savings association must notify the FDIC and the OTS and provide the information each agency may, by regulation, require. In certain circumstances, written approval of the OTS must be obtained prior to acquiring or establishing a subsidiary or engaging in a new activity in an existing subsidiary. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

  The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

  FDIC Assessments. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions.

  Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized" and "undercapitalized." "Well capitalized" and "adequately capitalized" institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. "Undercapitalized" institutions are those that do not qualify as either "well capitalized" or "adequately capitalized." These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to
 .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist in order to cover Financing Corporation debt service payments. The Bank's assessment expense for the year ended December 31, 1998 equaled $554,771.

  Conservatorship/Receivership. In addition to the grounds discussed under "-- Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings institution if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

  Cross-Guarantee Liability and Effect of a Resolution of the Bank. Depository institutions insured by the FDIC, such as the Bank, can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, to the extent that the FDIC incurs or anticipates incurring any loss in connection with any other insured depository institution owned by the Company, the Bank could be required to compensate the FDIC by reimbursing it for the amount of such loss. Such cross-guarantee liability can result in the ultimate failure or insolvency of all insured depository institutions in a holding company structure. Any obligation or liability owed by a banking subsidiary to its parent company, any other shareholder or any of the banking subsidiary's other affiliates is subordinate to the banking subsidiary's cross-guarantee liability.

  Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of the Bank or any other insured depository institution owned by the Company, the claims of depositors and other general or subordinated creditors of such Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor of such holding company.

  Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

  Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

  Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no person may acquire control of a savings association without the prior approval of the OTS. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

Additional Information

  Additional information, including statistical information concerning the business of the Company, is contained herein at Items 6 and 7 under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Executive Officers and Directors

  Pursuant to general instruction G, information regarding executive officers of the Company is contained herein at Item 10.

Item 2. Properties

  The Company currently offers a broad range of banking services through a total of 50 branch offices located in central and northwestern Arkansas and eastern Oklahoma as follows:

                                                               No. of   Square
         Market Area                                          Locations Footage
         -----------                                          --------- -------
   Fayetteville/Springdale MSA...............................      4     10,831

   Ft. Smith/Van Buren MSA...................................      7    127,230

   Little Rock MSA...........................................     11     74,010

   Hot Springs MSA...........................................      4     16,690

   Eastern Oklahoma..........................................     13     57,942

   North and Central Arkansas................................     11     37,209

  The Company owns 35 offices and leases the remaining 15 locations. The leases have a range of terms and renewal options. Two of these facilities are multi-story, multi-tenant offices. The Superior Tower located in Ft. Smith consists of 95,000 square feet and is 63% occupied by the Company. The other facility located in downtown Little Rock contains 45,000 square feet and is 53% occupied by the Company.

  The Company is expanding its branch network through the addition of four locations in Little Rock, Conway, and Ft. Smith. Three of these offices are being constructed on land currently owned by the Company.

Item 3. Legal Proceedings

  As a result of the acquisition of the Bank from NationsBank, the Company succeeded to NationsBank's right and interest in the proceedings brought under the caption Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). The Goodwill Litigation relates to claims for damages by the Bank against the United States. Under the terms of the Stock Purchase Agreement with NationsBank, the Company has agreed to pay NationsBank 50% of any net recovery (total recovery obtained in a judgment or settlement of the claims less litigation expenses). The Company is unable to estimate the likelihood or amount of any judgment or settlement.

Item 4. Submission of matters to a Vote of Security Holders

  Not Applicable

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters
  As of December 31, 1998, there was no established trading market for the Common Stock, and there were approximately 896 record holders of 10,080,503 shares of Common Stock. The Company was formed in December 1997 and, since that time, has not paid cash or other dividends. The Company has no plans to pay cash dividends in the near future.

  On April 1, 1998, the Company sold in a private placement 10,079,703 shares of Common Stock and $60,000,000 of 8.65% Senior Notes due April 1, 2003, to persons the Company reasonably believed were "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933 (the "1933 Act") or other "accredited investors" under Rule 501(a) of Regulation D of the 1933 Act. Keefe, Bruyette & Woods, Inc. served as the Placement Agent for the transactions. The Company received aggregate consideration of $97.5 million from the sale of the Common Stock and $60.0 million from the sale of the Senior Notes. The Company paid Keefe, Bruyette and Woods, Inc. approximately $7.28 million in transaction and placement agent fees. In completing the private placement, the Company relied on the exemption provided under
Section 4(2) of the 1933 Act, Rule 506 of Regulation D thereunder and Rule 144A thereunder.

Item 6. Selected Financial Data
                             FINANCIAL INFORMATION
                     SELECTED CONSOLIDATED FINANCIAL DATA

                           Company                             Bank
                         -----------  ----------------------------------------------------------
                         Year Ended
                         December 31                 Years Ended December 31,
                         -----------  ----------------------------------------------------------
                          1998 (1)       1998        1997        1996        1995        1994
                         -----------  ----------  ----------  ----------  ----------  ----------
                                               (Dollars in thousands)
Income statement data:
 Net interest income.... $   24,362   $   38,979  $   38,305  $   36,676  $   34,113  $   33,217
 Provision for loan
  losses................      1,021        8,786       2,155       1,125       1,050         300
                         ----------   ----------  ----------  ----------  ----------  ----------
 Net interest income
  after provision for
  loan losses...........     23,341       30,193      36,150      35,551      33,063      32,917
 Non-interest income....     19,195       24,711      23,280      23,370      20,572      17,389
 Non-interest expense...     31,616       42,242      39,316      46,362      36,527      33,641
                         ----------   ----------  ----------  ----------  ----------  ----------
 Income before taxes....     10,920       12,662      20,114      12,559      17,108      16,665
 Net income.............      6,675        6,409      10,922       7,634      10,397      10,125
Balance sheet data at
 period end:
 Total assets........... $1,378,716   $1,368,171  $1,256,153  $1,206,235  $1,294,575  $1,252,203
 Securities.............    375,011      369,827     382,211     449,006     534,709     618,952
 Loans..................    825,633      825,633     697,869     674,861     639,880     528,901
 Allowance for loan
  losses................     10,472       10,472       4,660       5,058       4,930       4,686
 Total deposits.........    970,821      974,669     982,442     990,203   1,084,582   1,060,886
 Total shareholders'
  equity................    101,812      168,968     161,832      84,521      84,279      76,928
Average balance sheet
 data:
 Total assets........... $1,292,196   $1,287,756  $1,291,295  $1,252,641  $1,272,514  $1,229,178
 Securities.............    334,321      339,384     410,876     480,728     578,879     668,610
 Loans..................    711,798      706,700     684,379     652,172     589,020     460,313
 Allowance for loan
  losses................     10,465        9,055       4,886       5,003       4,841       4,770
 Total deposits.........    984,443      991,311     995,237   1,041,920   1,064,880   1,007,654
 Total shareholders'
  equity................     88,410      167,296     156,432      85,556      83,041      78,791
Performance Ratios:
 Return on average
  assets................        .52%        0.50%       0.85%       0.61%       0.82%       0.82%
 Return on average
  common equity.........       7.55         3.83        6.98        8.92       12.52       12.85
 Net interest margin....       2.83         3.42        3.44        3.15        2.88        2.89
 Efficiency ratio.......      72.61        66.34       63.84       77.21       66.80       66.48
Asset Quality Ratios:
 Nonperforming assets to
  total loans and other
  real estate...........        .48         0.48         .82         .79         .73        1.59
 Net charge-offs to
  average loans.........       1.48         1.48         .37         .15         .14         .11
 Allowance for loan
  losses to total
  loans.................       1.27         1.27         .67         .75         .77         .89
 Allowance for loan
  losses to
  nonperforming loans...        313          313          91         107         112          59
Capital Ratios:
 Tangible capital
  ratio.................       2.85         7.99        7.40        6.60        5.97        5.31
 Average shareholders'
  equity to average
  total assets..........       6.84        12.99       12.11        6.83        6.53        6.41
 Core capital ratio.....       2.85         7.99        7.40        6.60        5.97        5.31
 Risk-based capital
  ratio.................       5.50        16.70       15.69       15.06       14.86       14.84

-------
(1) The results of operations of the Bank were consolidated with those of the Company from April 1, 1998, the date of the acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is a unitary thrift holding company. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company completed the Private Placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's balance sheets and statements of operations. This section should be read in conjunction with the Company's and the Bank's financial statements and accompanying notes and other detailed information contained in this Annual Report.

  On January 7, 1997 NationsBank, Inc. purchased the Bank from Boatmen's Bancshares, Inc. in a transaction accounted for by the purchase method of accounting for business combinations. The phrase "year ended December 31, 1997" in the remainder of this discussion and analysis refers to the period from January 7, 1997 to December 31, 1997.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Results of Operations

Company

  Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the transaction and the private placement offering of the Company's common stock and debt. The Company's primary asset is its investment in 100% of the common stock of the Bank and the Company's operations are funded solely from the operations of the Bank.

  Total assets and total stockholders' equity at December 31, 1998 were $1.4 billion and $102 million, respectively. The $20 million Note Payable with Colonial Bank and the $60 million Senior Notes used to finance the acquisition of the Bank are recorded as liabilities of the Company.

  Net income for the twelve months ended December 31, 1998 was $6.675 million. Net income per share-basic and diluted for the twelve months ended December 31, 1998 were $0.88. The interest expense on the Note Payable and the Senior Notes is recorded by the Company and was $5.757 million for the twelve months ended December 31, 1998. This represents the primary difference between the operations of the Company and that of the Bank. The Company had return on average assets of .52% and return of average common equity of 7.55% for the twelve months ended December 31, 1998.

  The following table presents the following:

A) Historical results of Superior Financial Corp. for the twelve months ended December 31, 1998, including the results of operations of Superior Federal Bank, F.S.B. from April 1, 1998, the date of the acquisition.

B) Pro forma results of Superior Financial Corp. for the twelve months ended December 31, 1998, including the results of operations of Superior Federal Bank, F.S.B. for the three months ended March 31, 1998.

C) Operating results of Superior Federal Bank, F.S.B. on a stand alone basis for the period from January 1, 1998 through December 31, 1998.

D) Historical results of Superior Federal Bank, F.S.B. for the period from January 7, 1997 to December 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


                         Superior Financial Superior Financial Superior Federal  Superior Federal
                          Corp.-Historical   Corp.-Pro Forma      Bank, F.S.B      Bank, F.S.B.
                           Twelve Months      Twelve Months      Twelve Months     Twelve Months
                               Ended              Ended              Ended             Ended
                         December 31, 1998  December 31, 1998  December 31, 1998 December 31, 1997
                                (A)                (B)                (C)               (D)
                         ------------------ ------------------ ----------------- -----------------
                                                  (Dollars in thousands)
Interest income.........      $63,094            $83,836            $83,660           $83,664
Interest expense........       38,732             50,438             44,681            45,359
                              -------            -------            -------           -------
Net interest income.....       24,362             33,398             38,979            38,305
Provision for loan
 losses.................        1,021              8,786              8,786             2,155
                              -------            -------            -------           -------
Net interest income
 after provision........       23,341             24,612             30,193            36,150
Noninterest income......       19,195             24,711             24,711            23,280
Noninterest expenses....       31,616             42,462             42,242            39,316
                              -------            -------            -------           -------
Income before income
 taxes..................       10,920              6,681             12,662            20,114
Income tax expense......        4,245              3,963              6,253             9,192
                              -------            -------            -------           -------
Net income..............      $ 6,675            $ 2,898            $ 6,409           $10,922
                              =======            =======            =======           =======

  The following discussion on the Bank compares the results of operations for the Bank on a stand alone basis for the twelve months ended December 31, 1998 (Column C above) to that of the Bank for the period from January 7, 1997 to December 31, 1997. For the twelve months ended December 31, 1998, the primary difference between the results of operations for the Company and the Bank was the $5.76 million interest expense on the Note Payable and the Senior Notes which are obligations of the Company.

Bank

  For the twelve months ended December 31, 1998, the Bank had net income of $6.4 million, a decrease of $4.5 million or 41.3% from 1997. The primary reason for this decrease was an increase in the provision for loan losses which is more fully discussed under the section--"Allowance for Loan Losses"-- below. This resulted in a return on average assets of .50% and a return on average common equity of 3.83% for the twelve months ended December 31, 1998 compared to .85% and 6.98%, respectively for the same time period in 1997.

  Total assets increased to $1.369 billion at December 31, 1998, from $1.256 billion, an increase of $113 million or 9%. This increase was primarily the result of loan growth in the third and fourth quarters of 1998. Deposits decreased to $970 million at December 31, 1998 from $982 million at December 31, 1997, a decrease of $12 million or 1.2%. Total stockholders' equity was $169 million at December 31, 1998, representing an increase of $7 million or 4.3% over total stockholders' equity of $162 million at December 31, 1997.

 Net Interest Income

  Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Bank's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

  Factors that determine the level of net interest income include the volume of earnings assets and interest bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest bearing liabilities supporting earning assets.


  Net interest income for the twelve months ended December 31, 1998 was $39.0 million, an increase of $.7 million or 1.8% from $38.3 million for the twelve months ended December 31, 1997. This resulted in a net

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

interest margin of 3.42% and 3.44%, and a net interest spread of 3.02% and 3.16% for the twelve months ended December 31, 1998 and December 31, 1997, respectively. The decrease in the net interest margin and net interest spread was primarily the result of a lower yield on the investment portfolio caused by a general decrease in interest rates, resulting in excess principal payments.

  Interest income was flat at $83.7 million for the twelve months ended December 31, 1998 compared to the twelve months ended December 31, 1997. The overall growth in loans during the third and fourth quarters of 1998, increased interest income, but this increase was offset by the net change in the asset mix between investment securities and federal funds sold.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Results of Operations

Bank

 Net Interest Income

  Net interest income totaled $38.3 million in 1997 compared to $36.7 million in 1996, an increase of $1.6 million or 4.4%. This resulted in net interest margins of 3.44% and 3.15% and net interest spreads of 3.16% and 2.90% for 1997 and 1996, respectively.

  The primary reason for higher net interest income was growth in loans coupled with higher yields on the loan portfolio which increased to 8.02% from 7.94%. In addition, the securities portfolio yield increased 12 basis points to 6.76% for the year ended 1997, while the yield on deposits and other borrowed funds decreased 9 basis points to 4.35%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made as the Bank does not have any tax-exempt investments and all average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                        Year Ended December 31
                          -----------------------------------------------------------------------------------
                                     1998                        1997                        1996
                          --------------------------- --------------------------- ---------------------------
                            Average   Interest  Avg.    Average   Interest  Avg.    Average   Interest  Avg.
                          Outstanding Earned/  Yield/ Outstanding Earned/  Yield/ Outstanding Earned/  Yield/
                            Balance     Paid    Rate    Balance     Paid    Rate    Balance     Paid    Rate
                          ----------- -------- ------ ----------- -------- ------ ----------- -------- ------
                                                        (Dollars in thousands)
Assets
Interest-earning assets:
 Loans..................  $  706,700  $56,536   8.00% $  684,379  $54,870   8.02% $  652,172  $51,800   7.94%
 Securities.............     339,384   21,487   6.33     410,876   27,765   6.76     480,728   31,902   6.64
 Federal funds sold and
  other earning assets..      92,815    5,638   6.07      18,650    1,029   5.52      30,728    1,706   5.55
                          ----------  -------         ----------  -------         ----------  -------
 Total interest-earning
  assets................   1,138,899   83,661   7.35   1,113,905   83,664   7.51   1,163,628   85,408   7.34
 Less allowance for loan
  losses................       9,055      --               4,886      --               5,003      --
                          ----------  -------         ----------  -------         ----------  -------
Total earning assets,
 net of allowance.......   1,129,845   83,661          1,109,019   83,664          1,158,625   85,408
Nonearning assets.......     157,912                     182,276                      94,016
                          ----------                  ----------                  ----------
 Total assets...........  $1,287,756                  $1,291,295                  $1,252,641
                          ==========                  ==========                  ==========
Liabilities and stockholders' equity
Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits..............  $  197,182  $ 3,787   1.92% $  188,646  $ 3,925   2.08  $  178,044  $ 3,770   2.12
 Savings and money
  market accounts.......     164,012    4,573   2.79     161,815    4,240   2.62     165,169    4,081   2.47
 Certificates of
  deposit...............     556,699   29,551   5.31     577,141   30,269   5.24     636,585   33,817   5.31
 Borrowed funds.........     114,463    6,795   5.94     114,408    6,925   6.05     117,253    7,064   6.02
                          ----------  -------         ----------  -------         ----------  -------
 Total interest-bearing
  liabilities...........   1,032,356   44,706   4.33   1,042,010   45,359   4.35   1,097,051   48,732   4.44
Noninterest-bearing
 liabilities:
 Noninterest-bearing
  demand deposits.......      73,418                      67,635                      62,122
 Other liabilities......      14,687                       6,987                       7,912
                          ----------                  ----------                  ----------
 Total liabilities......   1,120,461                   1,116,632                   1,167,085
Stockholders' equity....     167,296                     174,663                      85,556
                          ----------                  ----------                  ----------
 Total liabilities and
  stockholders' equity..  $1,287,756                  $1,291,295                  $1,252,641
                          ==========                  ==========                  ==========
Net interest income.....              $38,955                     $38,305                     $36,676
                                      =======                     =======                     =======
Net interest spread.....                        3.02%                       3.16%                       2.90%
                                                ====                        ====                        ====
Net interest margin.....                        3.42%                       3.44%                       3.15%
                                                ====                        ====                        ====

  The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated. Changes not solely due to volume or rate changes are allocated to rate.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


                                          Year Ended December 31
                               ------------------------------------------------
                                  1998 versus 1997          1997 versus 1996
                               -------------------------  ---------------------
                                  Increase                  Increase
                                 (Decrease)                (Decrease)
                               ----------------  Due to   ------------- Due to
                               Volume    Rate     Total   Volume   Rate  Total
                               -------  -------  -------  -------  ---- -------
                                          (Dollars in thousands)
Interest-earning assets:
 Loans.......................  $ 1,790  $  (124) $ 1,666  $ 2,566  $504 $ 3,070
 Securities..................   (4,831)  (1,447)  (6,278)  (4,137)  --   (4,137)
 Federal funds sold and other
  earnings assets............    4,092      517    4,609     (677)  --     (677)
                               -------  -------  -------  -------  ---- -------
  Total increase in interest
   income....................    1,051   (1,054)      (3)  (2,248)  504  (1,744)
                               -------  -------  -------  -------  ---- -------
Interest-bearing liabilities:
 Interest-bearing demand
  deposits...................      178     (316)    (138)     155   --      155
 Savings and money market
  accounts...................       58      275      333      (84)  243     159
 Certificates of deposits....   (1,072)     354     (718)  (3,548)  --   (3,548)
 Borrowed funds..............        3     (133)    (130)    (139)  --     (139)
                               -------  -------  -------  -------  ---- -------
  Total increase in interest
   expense...................     (833)     180     (653)  (3,616)  243  (3,373)
                               -------  -------  -------  -------  ---- -------
Increase (decrease) in net
 interest income.............  $ 1,884  $(1,234) $   650  $ 1,368  $261 $ 1,629
                               =======  =======  =======  =======  ==== =======

 Noninterest Income

  Non interest income for the year ended December 31, 1998 was $24.5 million, an increase of $1.2 million or 5.12% over the same period in 1997. Noninterest income for the year ended December 31, 1997 was $23.3 million, a decrease of $.1 million or .43% over the same period in 1996.

  The following table presents for the periods indicated the major components of noninterest income.

                                                        Year Ended December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Service charges on deposit accounts................. $20,575 $20,241 $18,683
   Mortgage operations, net............................   2,201   1,796   1,330
   Other noninterest income............................   1,695   1,243   3,357
                                                        ------- ------- -------
     Total noninterest income.......................... $24,471 $23,280 $23,370
                                                        ======= ======= =======

  Service charges were $20.6 million for the year ended December 31, 1998, compared to $20.2 million for the year ended December 31, 1997, an increase of $.4 million or 1.98%.The growth in service charges slowed in 1998 primarily due to the sale of nine brances in the third quarter.

  Service charges were $20.2 million for the year ended December 31, 1997, compared to $18.7 million for the year ended December 31, 1996, an increase of $1.5 million or 8.0%. This increase is attributed to the growth in the number of deposit accounts from 263,904 at December 31, 1996 to 280,328.

  Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. As demonstrated by the trend from 1996 through 1998, management of the Company believes the growth will be sustained as the number of transaction accounts (checking and savings accounts) increase. This increase in the number of transactions and the related service fee generation is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


 Noninterest Expenses

  For the year ended December 31, 1998, noninterest expenses totaled $42.0 million, an increase of $2.7 million, or 6.8%, from $39.3 million during 1997. The efficiency ratio for the year ended December 31, 1998, was 66.34%, compared to 63.84% in 1997. For the year ended December 31, 1997, noninterest expenses totaled $39.3 million, a decrease of $7.1 million, or 15.3%, from $46.4 million during 1996. For the same time periods the efficiency ratio was 63.84% in 1997 and 77.21% in 1996.

  Salary and benefit expense for year ended December 31, 1998, was $18.2 million, compared to $16.3 million for the year ended December 31, 1997, an increase of $1.9 million or 11.4%. Salary and benefit expense for the year ended December 31, 1997 was $16.3 million, compared with $16.3 million for the year ended December 31, 1996. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's growth and expanded products and services.

  Occupancy decreased $588,000, or 32.9% during 1998 due to the sale of the nine branches during the third quarter. Occupancy expense rose $151,000 (5%) and $69,000 (2%) in 1997 and 1996, respectively. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

 Income Taxes

  Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the applicable franchise taxes. The amount of federal income tax expense is influenced by the amounts of taxable income, tax-exempt income, nondeductible interest expense, and other nondeductible expenses. For the twelve months ended December 31, 1998, income tax expense was $6.2 million, a decrease of $3.0 million or 32% from the $9.2 million of income tax expense for the same period in 1997. The lower income tax expense in 1998 compared to 1997 is due to the decrease in taxable income, offset by an increase in the effective tax rate from 45.7% in 1997 to 49.4% in 1998. The higher effective tax rate in 1998 is due to the nondeductibility of the provision for loan losses, which increased in the first quarter of 1998 of $7.7 million. See discussion under "Allowance for Loan Losses".

 Impact of Inflation

  The effects of inflation on the local economy and on the Bank's operating results have been relatively modest for the past several years. Since substantially all of the Bank's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Bank tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Financial Condition-Interest Rate Sensitivity and Liquidity" below.

Financial Condition

 Loan Portfolio

  Loans were $826 million at December 31, 1998, an increase of $128 million or 18.3% from $698 million at December 31, 1997. Consistent with the Bank's historically high rate of growth, this increase is believed to be the result of the Bank's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies.

  At December 31, 1998, total loans represented 85% of deposits and 60% of total assets. At December 31, 1997, total loans represented 71% of deposits and 56% of total assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  The following table summarizes the loan portfolio of the Company by major category of loans as of the dates indicated:

                                                              December 31,
                          ----------------------------------------------------------------------------------------
                                1998              1997              1996              1995              1994
                          ----------------  ----------------  ----------------  ----------------  ----------------
                           Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                          -------- -------  -------- -------  -------- -------  -------- -------  -------- -------
                                                         (Dollars in thousands)
Commercial..............  $ 10,800   1.31%  $  4,403    .63%  $  2,704    .40%  $  2,931    .46%  $  3,496    .66%
Consumer
 Direct.................    99,704  12.08     75,268  10.79     70,179  10.40     39,612   6.19     39,292   7.43
 Indirect...............   174,316  21.11    156,073  22.36    145,059  21.49    131,121  20.49     78,583  14.86
Real Estate:
 Construction & land
  development...........    15,920   1.93     12,734   1.82     13,304   1.97     24,285   3.80     23,780   4.50
 1-4 family
  residential...........   484,324  58.66    409,135  58.63    416,668  61.74    419,870  65.62    316,485  68.35
 Commercial owner
  occupied..............    40,569   4.91     40,257   5.77     26,947   4.00     22,061   3.44     22,265   4.20
                          -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
Total loans.............  $825,633 100.00%  $697,870 100.00%  $674,861 100.00%  $639,880 100.00%  $528,901 100.00%
                          ======== ======   ======== ======   ======== ======   ======== ======   ======== ======

  The primary lending focus of the Company is on small and medium-sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short-to-medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment. The purpose of a particular loan determines its structure.

  Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

  A substantial portion of the Company's real estate loans consists of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products which generally are amortized over three to 30 years. Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The company requires mortgage title insurance and hazard insurance in the amount of the loan.

  Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan.

  Effective January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The adoption of SFAS No. 114 did not result in any additional provision for loan losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


 Maturity and Interest Rate Sensitivity of Loans

                                Loans at December 31, 1998, maturing in:
                                ----------------------------------------------
                                             Over One
                                One Year      Through   Over Five
                                 or Less    Five Years    Years      Total
                                ----------  ----------------------- ----------
                                         (Dollars in thousands)
Commercial, financial and
 agricultural.................. $      557     $   204   $   10,039 $   10,800
Real estate-construction.......     15,920         --           --      15,920
                                ----------     -------   ---------- ----------
  Total........................ $   16,477     $   204   $   10,039 $   26,720
                                ==========     =======   ========== ==========
Predetermined rates............ $   16,477     $   204   $   10,039 $   26,720
Variable rates.................        --          --           --         --

 Nonperforming Assets

  The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at December 31, 1998 were $3.9 million, compared with $5.8 million at December 31, 1997 and $5.3 million at December 31, 1996. The decrease in nonperforming assets from 1997 to 1998 was primarily the result of the charge-off of consumer loans during the first quarter of 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of .48%, .82% and .79% as of year end 1998, 1997 and 1996, respectively.

  The following table presents information regarding nonperforming assets as of the dates indicated:

                                                   December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
   Nonaccrual loans...................  $3,348  $5,098  $4,715  $4,407  $7,972
   Other real estate and repossessed
    assets............................     594     662     600     242     457
                                        ------  ------  ------  ------  ------
     Total nonperforming assets.......  $3,942  $5,760  $5,315  $4,649  $8,429
                                        ======  ======  ======  ======  ======
   Nonperforming assets to total loans
    and other real estate.............     .48%    .82%    .79%    .73%   1.59%
                                        ======  ======  ======  ======  ======

  The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department has consistently identified and analyzed weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Bank also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Bank has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are done on a centralized basis. The Company also has procedures to bring rapid resolution of nonperforming loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

  The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

  The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

 Allowance for Loan Losses

  The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                           Years Ended December 31
                                    -----------------------------------------
                                     1998     1997     1996     1995    1994
                                    -------  -------  -------  ------  ------
                                           (Dollars in thousands)
   Allowance for loan losses at
    January 1...................... $ 4,660  $ 5,058  $ 4,930  $4,686  $4,884
   Provision for loan losses.......   8,786    2,115    1,125   1,050     300
   Charge-offs.....................  (4,351)  (2,969)  (1,322)   (911)   (542)
   Recoveries......................   1,377      416      325     105      44
                                    -------  -------  -------  ------  ------
   Allowance for loan losses at
    December 31.................... $10,472  $ 4,660  $ 5,058  $4,930  $4,686
                                    =======  =======  =======  ======  ======
   Allowance to period-end loans...    1.27%     .67%     .75%    .77%    .89%
   Net charge-offs to average
    loans..........................    1.48      .37      .15     .14     .11
   Allowance to period-end
    nonperforming loans............  312.00    91.00   107.00  112.00   59.00

  The principal area of risk continues to be in the indirect consumer loan portfolio, as this category has experienced the highest level of charge-offs during the past five years. Charge-offs for the years 1994-1998 have primarily been in the indirect consumer loan portfolio.

  In early 1995 Bank management initiated a series of actions designed to increase the institution's net interest margin. Among these initiatives was the redeployment of resources to aggressively grow the higher yielding, higher risk consumer and commercial loan components of the balance sheet. This involved a substantial increase in the number of "dual purpose" loan officers, i.e., lenders who handled consumer loan requests as well as mortgage loan originations, aggressive solicitation of indirect auto loan paper, and reductions in mortgage origination staff. As a result the Bank experienced significant growth in consumer loan balances, particularly indirect auto paper, and a moderate decline in the mortgage loan portfolio as normal amortization exceeded new mortgage loan production. These actions resulted in an increase in the Bank's automobile loan portfolio (direct and indirect) over the last five years as follows:

                                             Direct      Indirect      Total
                                           ----------- ------------ ------------
     1994................................. $21,967,000 $ 78,583,000 $100,550,000
     1995.................................  22,969,000  131,121,000  154,090,000
     1996.................................  22,038,000  145,059,000  167,097,000
     1997.................................  27,321,000  156,073,000  183,394,000
     1998.................................  25,308,000  174,316,000  199,624,000

  In May 1996, the loan officer in charge of the indirect automobile loans left the Bank. During the fall of 1996, the Bank began to experience an increase in delinquencies and write-offs on indirect automobile loans. This resulted in an increase in net charge-offs to $997,000 in 1996, from $806,000 in 1995, a 23.70% increase. During 1997, Bank management began to sense that some higher risk automobile loans had been made and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

purchased by the Bank. In April 1997 senior management of the Bank changed when the President and Chief Executive Officer retired. The new President and Chief Executive Officer took a more aggressive approach to dealing with problems in the automobile loan portfolio, particularly the indirect, and implemented new controls and procedures to provide earlier indications of problems and charge-offs of these loans. These new controls and procedures indicated that the Bank had been purchasing higher risk automobile loans. The Bank's net charge-offs increased significantly in 1997 and 1998 as the result of the problems in the automobile loan portfolio.

  This shift in the mix of the loan portfolio to higher yielding, higher risk consumer loans and the significant increase in indirect automobile loans resulted in the increase in the level of charge-offs from 1995 to 1998.

  The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.

                                                        December 31, 1998
                                                  -----------------------------
                                                          Percent of Percent of
                                                          Allowance   Loans to
                                                           to Total    Total
                                                  Amount  Allowance    Loans
                                                  ------- ---------- ----------
                                                     (Dollars in thousands)
Balance of allowance loan losses applicable to:
  Commercial..................................... $   165      2%        1.31%
  Real Estate:
    Construction and land development............     --     --          1.93
    1-4 family residential.......................   1,466     14        58.66
    Commercial owner occupied....................     638      6         4.91
  Consumer.......................................   6,527     62        33.19
  Unallocated....................................   1,676     16          --
                                                  -------    ---       ------
    Total allowance for loan losses.............. $10,472    100%      100.00%
                                                  =======    ===       ======
                                                        December 31, 1997
                                                  -----------------------------
                                                          Percent of Percent of
                                                          Allowance   Loans to
                                                           to Total    Total
                                                  Amount  Allowance    Loans
                                                  ------- ---------- ----------
                                                     (Dollars in thousands)
Balance of allowance loan losses applicable to:
  Commercial..................................... $   --       0%        0.63%
  Real Estate:
    Construction and land development............     --       0         1.82
    1-4 family residential.......................     694     15        58.63
    Commercial owner occupied....................     319      7         5.77
  Consumer.......................................   3,603     77        33.15
  Unallocated....................................      44      1         0.00
                                                  -------    ---       ------
    Total allowance for loan losses.............. $ 4,660    100%      100.00%
                                                  =======    ===       ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

                                                        December 31, 1996
                                                   ----------------------------
                                                          Percent of Percent of
                                                          Allowance   Loans to
                                                           to Total    Total
                                                   Amount Allowance    Loans
                                                   ------ ---------- ----------
                                                      (Dollars in thousands)
Balance of allowance loan losses applicable to:
  Commercial...................................... $    0      0%        0.40%
  Real Estate:
    Construction and land development.............      0      0         1.97
    1-4 family residential........................    678     13        61.74
    Commercial owner occupied.....................    557     11         4.00
  Consumer........................................  3,641     72        31.89
  Unallocated.....................................    182      4         0.00
                                                   ------    ---       ------
    Total allowance for loan losses............... $5,058    100%      100.00%
                                                   ======    ===       ======
                                                        December 31, 1995
                                                   ----------------------------
                                                          Percent of Percent of
                                                          Allowance   Loans to
                                                           to Total    Total
                                                   Amount Allowance    Loans
                                                   ------ ---------- ----------
                                                      (Dollars in thousands)
Balance of allowance loan losses applicable to:
  Commercial...................................... $    0      0%        0.46%
  Real Estate:
    Construction and land development.............      0      0         3.80
    1-4 family residential........................    736     15        65.62
    Commercial owner occupied.....................    561     11         3.44
  Consumer........................................  2,013     41        26.68
  Unallocated.....................................  1,620     33         0.00
                                                   ------    ---       ------
    Total allowance for loan losses............... $4,930    100%      100.00%
                                                   ======    ===       ======
                                                        December 31, 1994
                                                   ----------------------------
                                                          Percent of Percent of
                                                          Allowance   Loans to
                                                           to Total    Total
                                                   Amount Allowance    Loans
                                                   ------ ---------- ----------
                                                      (Dollars in thousands)
Balance of allowance loan losses applicable to:
  Commercial...................................... $    0      0%         .66%
  Real Estate:
    Construction and land development.............      0      0         4.50
    1-4 family residential........................  2,628     56        68.35
    Commercial owner occupied.....................    524     11         4.20
  Consumer........................................  1,150     25        22.29
  Unallocated.....................................    384      8         0.00
                                                   ------    ---       ------
    Total allowance for loan losses............... $4,686    100%      100.00%
                                                   ======    ===       ======

  The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Bank's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Bank's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

  In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Bank's historical charge-off experience. The Bank then charges to operations a provision for loan losses determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

  Management believes that the allowance for loan losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. During the first quarter of 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million, and the allowance for loan losses was significantly increased in the first quarter of 1998 to reflect the increased risk of losses in automobile loans within the Bank's loan portfolio, which experienced an increased level of losses in the first quarter of 1998.

  The components of the provision for loan losses in the period January 1, 1998 through March 31, 1998 is as follows:

   . To restore charge-offs on direct and indirect automobile loans......................................................  $1,925,000(A)
   . To provide quarterly provision on the loan portfolio.......     750,000(B)
   . To provide an allowance for increased inherent risk in the
     automobile loan portfolio..................................   4,500,000(C)
   . To provide additional unallocated allowance................     590,000(D)
                                                                  ----------
    Total provision for loan losses for three months ended March
     31, 1998...................................................  $7,765,000
                                                                  ==========

--------
(A) The higher level of delinquencies and charge-offs noted above for 1997 on automobile loans, particularly the indirect automobile loans, continued into the first quarter of 1998 and the losses in this portion of the portfolio were determined to be significantly more than previously estimated. Additionally, in the first quarter of 1998, the Bank experienced increased historical losses attributed to a higher level of repossessed automobiles and their associated liquidation losses. The Bank charged-off additional problem automobile loans and took liquidation losses on the repossessed automobiles during the first quarter, and made a provision to restore the allowance for these charge-offs and losses.

(B) Represents the quarterly provision to the allowance for loan losses for the remainder of the loan portfolio.

(C) In light of the trend of problems that began to surface during 1997 and continued into the first quarter of 1998 in the automobile loan portfolio, the allowance was increased to reflect management's assessment of increased risk of loan losses due to the higher historical loss being experienced by the Bank in the automobile portion of the loan portfolio. Due to the problems discussed above in the direct and indirect automobile loan portfolio, the actual losses the Bank was experiencing were running at approximately 3.5% of the total automobile loan portfolio. The Bank had been providing for historical losses using a 1% historical loss factor. Since the Bank had more information on what actual losses on the automobile portfolio

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

   were running, a change of estimate was made in the first quarter as more experience and additional information on the historical loss rate was obtained. The following table provides a detail of the gross charge-offs for direct and indirect loans for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998.

                                                       Total Direct    Total
                                                            and       Charge-
                             Direct Loan Indirect Loan Indirect Loan  offs for
                             Charge-offs  Charge-offs   Charge-offs  All Loans
                             ----------- ------------- ------------- ----------
   December 31, 1996........  $226,000    $1,067,000    $1,293,000   $1,322,000
   December 31, 1997........   340,000     2,629,000     2,969,000    2,969,000
   March 31, 1998...........   307,000     1,626,000     1,933,000    2,034,000
                              --------    ----------    ----------   ----------
     Total..................  $873,000    $5,322,000    $6,195,000   $6,325,000
                              ========    ==========    ==========   ==========

(D) During the first quarter of 1998, the Bank began shifting its management philosophy and strategic direction more toward that of a commercial bank rather than a thrift and began to make more commercial loans which have a greater inherent risk of loss than the mortgage loans the Bank had traditionally made. Commercial loans increased $7,387,000 or 21.68% during the first quarter and continued to increase during the second quarter. An additional general allowance in the first quarter of 1998 was provided due to the shift to more commercial lending.

  The sequence of events which lead to the $7,765,000 provision for loan losses for the three months ended March 31, 1998 detailed above is as follows.

  In October 1997 management of the Company was allowed five days to perform due diligence on the Bank. During the due diligence review, rapid growth of the indirect automobile loan portfolio was noted from 1993 to the date of the review coupled with a deterioration in the credit quality of the portfolio as shown by past due indirect automobile loans running at 3-4% of total indirect consumer loans beginning in mid 1996 and a repossessed inventory of automobiles exceeding 100 units (approximately 3-4 months inventory). Early estimates of the potential loss based on the limited information and time for review was $2 million, which was reflected in the 1998 pro-forma financial data prepared by the Company and included in the private placement memorandum provided to prospective investors.

  On December 3, 1997, the Company entered into an agreement with NationsBank to acquire the Bank. In January 1998 Messrs. C. Stanley Bailey and C. Marvin Scott arrived at the Bank to assist in the transition process towards acquisition and to more fully assess the potential loss in the indirect automobile loan portfolio. Both of these gentlemen have had considerable experience with indirect loan portfolio management at other regional banks. When Messrs. Bailey and Scott began reviewing the indirect automobile loan portfolio it was determined that the problems were worse than was earlier estimated in October 1997. Based upon their experience, typical problem indirect loan portfolios take two years from origination to become evident and an additional two years to clean up.

  Throughout February and March of 1998 further assimilation of indirect automobile portfolio aging information was performed and a careful analysis of loans originated by the terminated loan officer noted above was conducted. Based upon the results of these procedures, Messrs. Bailey and Scott suggested that the Bank's and NationsBank's management take actions to remedy the indirect automobile loan quality as follows:

  1. Liquidate all repossessed automobiles at auction and maintain no more than one months inventory (25-35 automobiles). Anticipated liquidation losses estimated at $3-$5 thousand per unit ($400-$500 thousand.)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  2. Charge-off all delinquent indirect loans exceeding 120 days past due and all bankruptcies. Estimated losses at $1.5 million.

  3. Enhance credit scoring to originate "A" quality indirect loans only, thus causing indirect automobile loan portfolio to shrink over time.

  4. Eliminate dealers generating indirect paper with high delinquency levels.

  5. Increase the allowance for loan losses $4.5 million to provide an adequate reserve for the risk of loss in the settling out process of the remaining automobile loan portfolio over the next 12-18 months.

  These suggestions were presented to Bank management and NationsBank management during the first quarter 1998. All suggestions were accepted for implementation during first quarter 1998.

  By March 31, 1998, these initiatives resulted in the following:

  . Indirect automobile loan delinquencies declined from 3.3% of total indirect automobile loans at December 31, 1997 to 1.89% at March 31, 1998.

  . Repossessed automobile inventory declined from 123 units at December 31, 1997 to 69 units at March 31, 1998.

  . Allocated allowance for loan losses for indirect automobile loans was increased from $1.2 million at December 31, 1997 to $4.5 million at March 31, 1998.

  . Unallocated allowance for loan losses was increased from $44,000 at December 31, 1997 to $1.6 million at March 31, 1998.

 Investments

  The Company's investments portfolio is the second largest component of earning assets. It provides a significant source of revenue for the Company and acts as a source of funding should the Bank experience unanticipated deposit withdrawals or loan demand. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that the Bank does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as accumulated other comprehensive income in stockholders' equity.

  The following table summarizes the amortized cost of investments held by the Company as of the dates shown:

                                                   December 31
                                   --------------------------------------------
                                     1998     1997     1996     1995     1994
                                   -------- -------- -------- -------- --------
                                              (Dollars in thousands)
Mortgage-backed securities........ $297,359 $369,555 $437,076 $524,410 $608,553
CMOs..............................   59,139
Trust preferred stock.............    7,563
                                   -------- -------- -------- -------- --------
  Total investments............... $364,061 $369,555 $437,076 $524,410 $608,553
                                   ======== ======== ======== ======== ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The decrease in the investments portfolio is the result of the Company's strategy of increasing its net interest margin by growing the loan portfolio. Mortgage-backed securities declined from $608.5 million in 1994 to $297.4 million in 1998, a $311.1 million decrease, while for the same period, total loans rose from $528.9 million in 1994 to $825.6 million in 1998, a $296.7 million increase. With the anticipated growth in deposits and loans, management of the Company believes the investments portfolio will remain at approximately the December 31, 1998 balance.

  All investments held by the Company as of December 31, 1998 and 1997 are classified as available-for-sale. The following table presents the amortized cost and estimated market values for investments as of the dates shown.

                                                  Gross Estimated Amortized Unrealized Market
                          -------------------------------------------------------------------------------------------
                                        December 31, 1998                             December 31, 1997
                          --------------------------------------------- ---------------------------------------------
                                   Unrealized Unrealized Estimated Fair          Unrealized Unrealized Estimated Fair
                            Cost     Gains      Losses       Value        Cost     Gains      Losses       Value
                          -------- ---------- ---------- -------------- -------- ---------- ---------- --------------
                                                            (Dollars in thousands)
Mortgage-backed
 securities.............  $296,895   $1,814    $(1,350)     $297,359    $369,555   $4,098     $(323)      $373,330
CMOs....................    59,130       56        (47)       59,139
Trust preferred stock...     7,563      --         --          7,563
                          --------   ------    -------      --------    --------   ------     -----       --------
 Total investments......  $363,588   $1,870    $(1,397)     $364,061    $369,555   $4,098     $(323)      $373,330
                          ========   ======    =======      ========    ========   ======     =====       ========

  At December 31, 1998, investments totaled $364 million, a decrease of $9 million from 1997. This decrease occurred in mortgage-backed securities. At December 31, 1997, investments totaled $373 million, a decrease of $76 million from $449 million at December 31, 1996. The decrease occurred in mortgage-backed securities. The yield on the investments portfolio for 1998 was 6.33% while the yield was 6.76% in 1997 and 6.64% in 1996.

  The Company has no mortgage-backed securities that have been issued by non-agency entities.

  At December 31, 1998, 84% of investments available for sale held by the Company had final maturities of more than 10 years. At December 31, 1998, approximately $182 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase, but benefit less than fixed rate securities in value changes at times of declining interest rates.

  The following table summarizes the contractual maturity of investments (including investments available-for-sale, federal funds sold and interest-bearing deposits) and their weighted average yields at December 31, 1998:

                                                        December 31, 1998
                          --------------------------------------------------------------------------------------
                                             After One Year    After Five Years
                                               but Within         but Within
                          Within One Year      Five Years          Ten Years             After Ten Years
                          -----------------  ---------------   -----------------  ------------------------------
                           Amount   Yield    Amount   Yield     Amount    Yield    Amount  Yield   Total   Yield
                          --------- -------  -------- ------   --------- -------  -------- -----  -------- -----
                                                      (Dollars in thousands)
Mortgage-backed
 securities.............  $                  $  3,209   6.74%  $  55,485   5.97%  $238,201 6.14%  $296,895 6.17%
CMOs....................                                                            59,130 6.44     59,130 6.44
Trust preferred stock...                                                             7,563 7.36      7,563 7.36
                          --------- ------   -------- ------   --------- ------   -------- ----   -------- ----
 Total investments
  available for sale....  $     --       0%  $  3,209   6.74%  $  55,485   5.97%  $304,894 6.23   $363,588 6.66
Federal Home Loan Bank
 stock..................                                                            10,950 6.24     10,950 6.24
Interest-bearing
 deposits...............     40,514   5.80                                                          40,514 5.80
                          --------- ------   -------- ------   --------- ------   -------- ----   -------- ----
 Total..................  $  40,514   5.80%  $  3,209   6.74%  $  55,485   5.97%  $315,844 6.23%  $415,052 6.19%
                          ========= ======   ======== ======   ========= ======   ======== ====   ======== ====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


 Deposits

  The Company's ratio of average demand deposits to average total deposits for years ended December 31, 1998, 1997 and 1996 were 27%, 26%, and 23%, respectively.

  Average total deposits during 1998 decreased to $991 million from $995 million in 1997, a decrease of $4 million or .40%. In addition, average noninterest-bearing deposits increased to $73 million in 1998 from $68 million in 1997. Average deposits in 1997 decreased to $995 million from $1,042 million in 1996, a decrease of $47 million or 4.5%.

  The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                           Year Ended December 31
                                 ---------------------------------------------
                                     1998           1997            1996
                                 -------------  -------------  ---------------
                                  Amount  Rate   Amount  Rate    Amount   Rate
                                 -------- ----  -------- ----  ---------- ----
                                           (Dollars in thousands)
NOW accounts.................... $197,182 1.92% $188,646 2.08% $  178,044 2.12%
Regular savings.................  105,400 2.33   104,787 2.37     106,476 2.37
Money market....................   58,612 3.61    57,028 3.08      58,693 2.65
CD's............................  556,699 5.31   577,141 5.24     636,585 5.31
                                 --------       --------       ----------
  Total interest-bearing
   deposits.....................  917,893 4.13   927,602 4.35     979,798 4.44
Noninterest-bearing deposits....   73,418         67,635           62,122
                                 --------       --------       ----------
  Total deposits................ $991,311       $995,237       $1,041,920
                                 ========       ========       ==========


  The decrease in daily average balance for deposits from $1,041.9 million in 1996 to $991.3 million in 1998 is primarily due to a planned strategy by the Company of not aggressively pursuing the higher interest rate certificate of deposit market and to the sale of two branches in 1996 and nine branches in 1998. The Company's strategy is focused on the growth of transaction accounts (checking and savings accounts) through the "Totally Free Checking" product. These transaction accounts have lower interest rates than certificates of deposit, which will tend to increase the Company's net interest margin, and generate service charge income. The Company continues to experience growth in the non-interest bearing checking accounts and NOW accounts.

 Maturity Distribution of Time Deposits $100,000 and Over

                                                               December 31
                                                         -----------------------
                                                         Certificates
                                                          of Deposit  Other Time
                                                         ------------ ----------
                                                         (Dollars in thousands)
Three months or less....................................   $19,060      $ --
Over three months to six months.........................    25,279        --
Over six months to twelve months........................     8,732        --
Over twelve months......................................     7,492        --
                                                           -------      -----
  Total.................................................   $60,563      $ --
                                                           =======      =====

 Borrowings

  Other short-term borrowings, consisting of Federal Home Loan Bank Advances, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


                                                            December 31
                                                       ------------------------
                                                         1998    1997    1996
                                                       --------  --------------
                                                       (Dollars in thousands)
Other short-term borrowings:
  Average............................................. $ 12,213  $ --   $ 4,317
  Year-end............................................   12,040    --     8,000
Maximum month-end balance during year.................  162,217    --     8,000
Interest rate:
  Average.............................................     3.83%  0.00%    5.80%
  Year-end............................................     3.83   0.00     5.80

 Interest Rate Sensitivity and Liquidity

  Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition The Committee reviews the Company's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

  The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. At December 31, 1998, this ratio was a positive 10.5%. The Company estimates that a 100 basis point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on this measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

  Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, as the interest rate environment has become more volatile, the Bank's management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


 Interest Rate Sensitivity and Liquidity

  U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses gap analysis, net interest income simulation, and economic value equity modeling. The following table sets forth a gap interest rate sensitivity analysis for the Bank as of December 31, 1998:

                                         Period/Cumulative GAP Analysis
                          -------------------------------------------------------------
                          0-90 days  91-180 days 181-360 days After One Year   Total
                          ---------  ----------- ------------ -------------- ----------
                                             (Dollars in thousands)
Interest-earning assets:
  Short term
   investments..........  $  51,464   $           $              $           $   51,464
  Investments available-
   for-sale.............     48,734      46,459      42,356       226,512       364,061
  Loans.................     44,669      47,639      94,846       638,479       825,633
                          ---------   ---------   ---------      --------    ----------
    Total interest-
     earning assets.....  $ 144,867   $  94,098   $ 137,202      $864,991    $1,241,158
                          =========   =========   =========      ========    ==========
Interest-bearing
 liabilities:
  Demand, money market
   and savings
   deposits.............  $ 368,742   $           $              $           $  368,742
  Certificates of
   deposit and other
   time deposits........    143,457     127,850     165,742        89,179       526,228
  Borrowings............     12,000                               204,500       216,500
                          ---------   ---------   ---------      --------    ----------
    Total interest-
     bearing
     liabilities........  $ 524,199   $ 127,850   $ 165,742      $293,679    $1,111,470
                          =========   =========   =========      ========    ==========
  Period GAP............  $(379,332)  $ (33,752)  $ (28,540)     $571,312
  Cumulative GAP........   (379,332)   (413,084)   (441,624)      129,688    $  129,688
  Period GAP to earning
   assets...............     (30.1)%      (2.7)%      (2.3)%         46.0%         10.5%
  Cumulative GAP to
   earning assets.......     (30.1)%     (33.3)%     (35.6)%         10.5%

  The gap sensitivity analysis shows when balances may be repriced. Net interest income, however, is also affected by how much the interest rates change for each of the balances. For example, when national money market rates change, interest rates on the Company's savings accounts may not change as much as interest rates on its commercial loans. This is a limiting factor for the gap analysis.

  The Company's net interest income simulation model shows that a parallel 100 basis point increase in interest rates along the yield curve would lower net interest income by 2% for the next 12 months while a 100 basis point decrease would raise net interest income by 3%. The model includes balances, asset prepayment speeds, and interest rate relationships among the balances that management judges to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change the Company's market risk exposure. Among the interest rate relationships, there are caps and floors on the Company's portfolios of adjustable rate mortgage loans and mortgage backed securities. Additionally, Arkansas usury statutes impose interest rate caps on certain commercial and consumer loans.

  The Company manages its interest rate risk through investment in appropriate fixed and variable rate assets, acquisition of non-rate sensitive core deposits, and adjustments in maturities of Federal Home Loan Bank advances. The Company does not use off-balance sheet instruments.

  As of December 31, 1998, the Company's net interest income exposure has decreased slightly and has remained slightly liability sensitive. The simulation model indicates that a parallel 100 basis point increase in interest rates would leave net interest income about unchanged, while a 100 basis point decrease would raise net

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

interest income by 1%. Intermediate and longer term interest rates have declined moderately since year end. These lower rates may continue due to low inflation, reduced borrowings by the U.S. Treasury from an anticipated federal budget surplus, and preference for U.S. Dollar assets by worldwide investors. The Federal Reserve may maintain low short term domestic interest rates to help ameliorate any adverse effect of turmoil in international financial markets.

  Management of the Company does not believe the $20 million Note Payable and the $60 million Senior Notes used to finance the acquisition of the Bank will have a significant impact on the Company's interest rate exposure. The $20 million Note Payable has a two year maturity and a floating interest rate based upon LIBOR. The Senior Notes have a term of five years with a fixed interest rate. Management of the Company believes the combination of these two financing options minimizes the impact of interest rate changes of the risk profile of the Company.

  The Company did not hold any securities classified as trading securities during 1998.

 Capital Resources

  Shareholders' equity increased to $169 million at December 31, 1998 from $162 million at December 31, 1997, an increase of $7 million, or 4%. This increase was primarily the result of net income of $6.4 million. Shareholders' equity increased to $162 million at December 31, 1997 from $84.5 million at December 31, 1996, an increase of $77.5 million, or 92%. This increase was primarily the result of net income of $10.9 million and creation of purchase accounting goodwill of $67 million from the purchase of Superior Federal Bank by NationsBank. During 1996, shareholders' equity increased by $.2 million, or
 .24%, from $84.3 million at December 31, 1995.

  The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 to the minimum regulatory standards:

                                                                Well-Capitalized
                                                       Minimum      Minimum
                                            Bank Ratio Required     Required
                                            ---------- -------- ----------------
      Tangible capital ratio...............    7.99%     1.50%        5.00%
      Core capital ratio...................    7.99      4.00         6.00
      Risk-based capital ratio.............   16.70      8.00        10.00


Year 2000 Readiness Disclosure

  Like most other financial institutions, the operations of the Bank are particularly sensitive to potential problems arising form the inability of many existing computer hardware and software systems and associated applications to process accurately information relating to any two-digit "date field" entries referring to the year 2000 and beyond. Many existing systems are constructed to read such entries as referring to dates beginning with "19", rather than "20". This set of issues is generally referred to as the "Year 2000" problem.

  The Federal Financial Institutions Examination Council (the "FFIEC"), through bank regulatory agencies including the OTS and the FDIC, has issued mandatory compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations. The Company and the Bank have developed a plan as required under the guidelines. The Company and its major third-party providers have completed the awareness, assessment and renovation phases for all "mission critical" deposit, loan and electronic services systems. The testing phase for these system is well underway, and the Company expects that

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

such testing will be completed in the second quarter of 1999. In addition, the Company is actively engaged in the testing phase of in-house supported microcomputers, telecommunications, and other electronic/mechanical devices. These tests are scheduled for completion during the second quarter of 1999. The Company is also actively engaged, in concert with its third party providers, in the development of its "business continuity plan". The Company expects that the plan will be completed and validated by June 30, 1999. As of December 31, 1998, the Company has spent $50,000 and expects to incur additional internal and third-party costs totaling approximately $150,000 related to assessing the status of the Company's systems (including non-information technology systems), defining its strategy to bring all systems in to Year 2000 compliance, and implementing this strategy. These costs have been and will continue to be expensed as incurred and are not expected to be material to the Company's on-going operating costs.

  The Company anticipates that all "mission critical" systems (as defined by the FFIEC) will be Year 2000 compliant and fully tested within the schedule set forth in the guidelines. However, the Company and the Bank depend upon data processing and other services provided by third-party vendors. These vendors have provided assurances that their systems will also be Year 2000 compliant by year-end 1999. The Company is actively engaged with its third party providers in the test phase for all "mission critical" deposit, loan, and electronic services. Testing of the century date rollover from December 31, 1999, to January 3, 2000, has been completed for all deposit and loan host applications. Initial testing for leap year, year-end 2000, and 2001 rollover is scheduled for completion in the first quarter of 1999. Third-party interface testing with item processors, coupon vendors, credit bureaus, check printers and other vendors is underway and is expected to continue throughout the first quarter of 1999. Major vendors have also provided assurances that their business continuity plans will be available in early 1999 for validation by mid-year. Nevertheless, the Company could experience material disruptions in its operations if the systems of such vendors are not Year 2000 compliant as scheduled. The Company is unable to quantify at this time the cost to the Company if such vendors fail to achieve Year 2000 compliance. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Company's systems.

  Under a hypothetical "worst case scenario", neither the Company's mission critical systems, nor those of its material third vendors, would be Year 2000 compliant on schedule. In that event, the Company could experience material disruptions in its ability to process customer accounts and otherwise conduct its business in the ordinary course. However, based on the current status of its testing program, the Company does not anticipate material disruptions to arise as a result of the readiness of its hardware and software systems. Assuming that (i) the Company's completed testing has provided an accurate assessment of the readiness of the systems tested and (ii) remaining testing is completed on schedule and provides positive indications of system readiness, the Company's operations could still be materially disrupted by local or regional power and communications failures. The Company is developing a contingency plan to address the challenges presented by such a worst case scenario.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


               SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--BANK

                                  1998--Three Months Ended              For the
                          ------------------------------------------- year ended
                          Mar. 31 (1)  June 30   Sept. 30   Dec. 31    12/31/98
                          ------------ --------- ---------  --------- -----------
                            (Dollars in thousands, except per share amounts)
Net interest income.....    $   9,035  $   9,937 $   9,819  $  10,164  $  38,955
Provision for loan
 losses.................        7,765        290       426        305      8,786
                            ---------  --------- ---------  ---------  ---------
Net interest income
 after provision for
 loan losses............        1,270      9,647     9,393      9,859     30,169
Non-interest income.....        5,516      6,173     6,469      6,313     24,471
Non-interest expense....       10,833     10,171    10,451     10,529     41,984
                            ---------  --------- ---------  ---------  ---------
Income (loss) before
 income taxes...........       (4,047)     5,649     5,411      5,643     12,656
Income taxes (benefit)..         (282)     2,216     2,117      2,196      6,247
                            ---------  --------- ---------  ---------  ---------
Net income (loss).......    $  (3,765) $   3,433 $   3,294  $   3,447  $   6,409
                            =========  ========= =========  =========  =========
--------
1. A provision of approximately $7.7 million was recorded for the three months ended March 31, 1998 to increase the allowance for loan losses for increased risk of losses in the automobile loans, primarily indirect dealer loans, within the Bank's portfolio. See discussion under "Allowance for
   Loan Losses" in Management's Discussion and Analysis of Financial Condition
   and Results of Operations.

                                  1997--Three Months Ended              For the
                          ------------------------------------------- year ended
                            Mar. 31    June 30   Sept. 30   Dec. 31    12/31/97
                          ------------ --------- ---------  --------- -----------
                            (Dollars in thousands, except per share amounts)
Net interest income.....    $   9,471  $   9,566 $   9,613  $   9,655  $  38,305
Provision for loan
 losses.................          375        680       450        650      2,155
                            ---------  --------- ---------  ---------  ---------
Net interest income
 after provision for
 loan losses............        9,096      8,886     9,163      9,005     36,150
Non-interest income.....        5,664      5,966     5,805      5,844     23,279
Non-interest expense....       10,259      9,975    10,358      8,724     39,316
                            ---------  --------- ---------  ---------  ---------
Income before income
 taxes..................        4,051      4,877     4,610      6,125     20,113
Income taxes............        2,156      2,424     2,319      2,292      9,191
                            ---------  --------- ---------  ---------  ---------
Net income..............    $   2,345  $   2,453 $   2,291  $   3,833  $  10,922
                            =========  ========= =========  =========  =========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  For quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 33 herein.

Item 8. Financial Statements and Supplementary Data

                       CONSOLIDATED FINANCIAL STATEMENTS

                            SUPERIOR FINANCIAL CORP.

                    Year ended December 31, 1998 and for the
                     Period from November 12, 1997 (date of
                      inception) to December 31, 1997 with
                         Report of Independent Auditors

                            SUPERIOR FINANCIAL CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

              Year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

                                    Contents

Report of Independent Auditors..............................................  39

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................  40

Consolidated Statements of Operations.......................................  41

Consolidated Statements of Changes in Stockholders' Equity..................  42

Consolidated Statements of Cash Flows.......................................  43

Notes to Consolidated Financial Statements..................................  44

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
 Superior Financial Corp.

  We have audited the accompanying consolidated balance sheet of Superior Financial Corp. (the "Company") and its wholly owned subsidiary, Superior Federal Bank, F.S.B. (the "Bank") as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the accompanying balance sheet of the Company as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the period from November 12, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Financial Corp. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

/s/  Ernst & Young LLP

Little Rock, Arkansas
February 3, 1999

                            SUPERIOR FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         1998          1997
                                                    -------------- ------------
Assets
Cash and cash equivalents.......................... $   81,425,010   $ 94,072
Loans receivable...................................    825,632,882
Less: allowance for loan losses....................     10,471,770
                                                    --------------
Loans receivable, net..............................    815,161,112
Investments available-for-sale, net................    364,061,312
Accrued interest receivable........................      7,525,559
Federal Home Loan Bank stock.......................     10,949,600
Premises and equipment, net........................     26,213,466
Mortgage servicing rights, net.....................      2,198,260
Prepaid expenses and other assets..................      4,198,856
Goodwill...........................................     64,129,701
Real estate acquired in settlement of loans, net...        331,496
Deferred acquisition costs and other assets........      2,521,769    328,520
                                                    --------------   --------
    Total assets................................... $1,378,716,141   $422,592
                                                    ==============   ========
Liabilities and stockholders' equity
Liabilities:
 Deposits.......................................... $  970,821,417   $
 Federal Home Loan Bank borrowings.................    216,500,000
 Note payable......................................     20,000,000
 Senior notes......................................     60,000,000
 Custodial escrow balances.........................      4,010,366
 Other liabilities.................................      5,572,079    182,549
                                                    --------------   --------
    Total liabilities..............................  1,276,903,862
Commitments and contingencies
Stockholders' equity:
 Preferred stock--$0.01 par value; 10 million
  shares authorized, none issued and outstanding...            --         --
 Common stock--$0.01 par value; 20 million shares
  authorized, 10,080,503 issued and outstanding....        100,805        --
 Capital in excess of par value....................     94,748,872    260,000
 Retained earnings (deficit).......................      6,655,064    (19,957)
 Accumulated other comprehensive income............        307,538        --
                                                    --------------   --------
    Total stockholders' equity.....................    101,812,279    240,043
                                                    --------------   --------
    Total liabilities and stockholders' equity..... $1,378,716,141   $422,592
                                                    ==============   ========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the
                                         Period from
                                        November 12,
                                        1997 (date of
                            Year ended  inception) to
                            December 31  December 31
                               1998         1997
                            ----------- -------------
Interest income:
  Loans...................  $42,807,953   $
  Investments.............   15,702,142
  Interest-bearing
   deposits...............    4,210,897
  Other...................      373,440
                            -----------
Total interest income.....   63,094,432
Interest expense:
  Deposits................   28,229,805
  Short-term borrowings...    1,886,745
  Long-term borrowings....    8,615,682
                            -----------
Total interest expense....   38,732,232
                            -----------
Net interest income.......   24,362,200
Provision for loan
 losses...................    1,021,000
                            -----------
Net interest income after
 provision for loan
 losses...................   23,341,200
Noninterest income
  Service charges on
   deposit accounts.......   15,792,664
  Mortgage operations,
   net....................    1,758,089
  Income from real estate
   operations, net........      374,318
  Other...................    1,270,121
                            -----------
Total noninterest income..   19,195,192
Noninterest expense:
  Salaries and employee
   benefits...............   13,689,847
  Occupancy expense.......    2,135,500
  Deposit insurance
   premium................      594,969
  Data processing.........    1,814,420
  Advertising and
   promotion..............    1,411,189
  Amortization of
   goodwill...............    2,715,172
  Postage and supplies....    2,199,977
  Equipment expense.......    1,052,741
  Other...................    6,002,704     19,957
                            -----------   --------
Total noninterest
 expense..................   31,616,519     19,957
                            -----------   --------
Income (loss) before
 income taxes.............   10,919,873    (19,957)
Income taxes..............    4,244,852
                            -----------   --------
Net income (loss).........  $ 6,675,021   $(19,957)
                            ===========   ========
Basic and diluted earnings
 per common share.........  $      0.88        --

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              Year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

                                                          Accumulated
                                             Capital in      Other      Retained       Total
                          Preferred  Common   Excess of  Comprehensive  Earnings   Stockholders'
                            Stock    Stock    Par Value     Income     (Deficit)      Equity
                          --------- -------- ----------- ------------- ----------  -------------
Balance, November 12,
 1997 (inception date)..    $ --    $    --  $       --    $    --     $      --   $        --
Contribution from
 investors..............      --         --      260,000        --            --        260,000
Net loss and
 comprehensive loss.....      --         --          --         --        (19,957)      (19,957)
                            -----   -------- -----------   --------    ----------  ------------
Balance, December 31,
 1997...................      --         --      260,000        --        (19,957)      240,043
Original issuance of
 common stock,
 10,079,703 shares,
 (less cost of issuance
 of $3,429,417).........      --     100,797  94,481,180        --            --     94,581,977
Issuance of common stock
 to employees, 800
 shares.................      --           8       7,692        --            --          7,700
Comprehensive income:
  Net income............      --         --          --         --      6,675,021     6,675,021
Other comprehensive
 income, net of tax:
  Net change in
   unrealized gains on
   investments available
   for sale, net of
   taxes of $165,598....      --         --          --     307,538           --        307,538
                                                                                   ------------
Total comprehensive
 income.................                                                              6,982,559
                            -----   -------- -----------   --------    ----------  ------------
Balance, December 31,
 1998...................    $ --    $100,805 $94,748,872   $307,538    $6,655,064  $101,812,279
                            =====   ======== ===========   ========    ==========  ============


                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the
                                                                    period from
                                                                   November 12,
                                                                   1997 (date of
                                                     Year ended    inception) to
                                                     December 31    December 31
                                                        1998           1997
                                                    -------------  -------------
Operating activities
Net income (loss).................................  $   6,675,021    $ (19,957)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Provision for loan losses........................      1,021,000
 Deferred income taxes............................        375,413
 Depreciation.....................................      1,027,264
 Amortization of mortgage servicing rights........        144,979
 Amortization of premiums on mortgage-backed
  securities, net.................................      1,458,467
 Amortization of goodwill.........................      2,715,172
 Amortization of debt issuance costs..............        769,500
 Gain on sale of real estate......................         (9,115)
 Mortgage loans originated for sale...............    (39,016,175)
 Proceeds from sale of mortgage loans held for
  sale............................................     30,750,271
 Gain on sale of loans............................       (162,312)
 Gain on sale of investments......................        (12,089)
 Increase in accrued interest receivable..........     (1,465,756)
 Increase in prepaid expenses and other assets....     (4,657,658)
 Increase in other liabilities....................      2,210,547
                                                    -------------    ---------
Net cash provided by (used in) operating
 activities.......................................      1,824,529      (19,957)
Investing Activities
 Increase in loans receivable, net................   (128,032,122)
 Principal payments on mortgage-backed
  securities......................................     68,765,626
 Proceeds from sale of nine branches..............    (79,044,057)
 Proceeds from sale or maturity of available-for-
  sale investments................................     15,903,093
 Purchases of available-for-sale investment
  securities......................................   (103,086,125)
 Purchase of FHLB stock...........................     (2,675,700)
 Proceeds from sale of FHLB stock.................      4,381,100
 Proceeds from sale of real estate................        371,194
 Purchases of premises and equipment..............     (3,923,015)
 Purchase of Superior Federal Bank, F.S.B., net of
  cash acquired...................................    127,575,515
 Deferred acquisition costs.......................            --      (145,971)
                                                    -------------    ---------
Net cash used in investing activities.............    (99,764,491)    (145,971)
Financing Activities
 Net increase in deposits.........................     38,534,397
 Proceeds from FHLB borrowings....................    126,500,000
 Proceeds from borrowings under bank debt.........     20,000,000
 Proceeds from borrowings under senior notes......     60,000,000
 Proceeds from common stock issued, net...........     94,589,677
 Reduction in FHLB borrowings.....................   (162,198,000)
 Contribution from investors......................            --       260,000
 Net increase in advance payments by borrowers for
  taxes and insurance.............................      1,844,826
                                                    -------------    ---------
Net cash provided by financing activities.........    179,270,900      260,000
                                                    -------------    ---------
Net increase in cash..............................     81,330,938       94,072
Cash and cash equivalents at beginning of period..         94,072          --
                                                    -------------    ---------
Cash and cash equivalents at end of period........  $  81,425,010    $  94,072
                                                    =============    =========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Summary of Significant Accounting Policies

Nature of Operations

  Superior Financial Corp. ("SFC" or "Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Fort Smith, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corporation for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small-and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, SFC acquired the Bank from NationsBank, Inc. for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation

  The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles ("GAAP") and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiary, SFS Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and interest bearing deposits in other depository institutions. Interest bearing deposits were $40,514,000 at December 31, 1998.

Liquidity Requirements

  Regulations require the Bank to maintain an amount equal to 4% of deposits (net of loans on deposits) and short-term borrowings in cash and U.S. Government and other approved securities.

Investments

  Investments that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

                           SUPERIOR FINANCIAL CORP.

  Investments that the Bank intends to hold for indefinite periods of time are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are excluded from operating results until realized and reported net of tax as other comprehensive income in stockholders' equity. Investments in the available-for-sale portfolio may be used as part of the Bank's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

  The overall return or yield earned on mortgage-backed securities included in investments depends on the amount of interest collected over the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives adjusted for anticipated prepayments. Although the Bank receives the full amount of principal if prepaid, the interest income that would have been collected during the remaining period to maturity, net of any discount or premium amortization, is lost. Accordingly, the actual yields and maturities of mortgage-backed securities included in investments depend on when the underlying mortgage principal and interest are repaid. Prepayments primarily result when market interest rates fall below a mortgage's contractual interest rate and it is to the borrower's advantage to prepay the existing loan and obtain new, lower rate financing. In addition to changes in interest rates, mortgage prepayments are affected by other factors such as loan types and geographic location of the related properties.

  If the fair value of an investment available-for-sale declines for reasons other than temporary market conditions, the carrying value of such an investment would be written down to current value by a charge to operations. Gains and losses on the sale of investments available-for-sale are determined using the specific-identification method.

  The Bank did not hold any investments classified as held-to-maturity or as trading securities at December 31, 1998 and 1997.

Loans Receivable

  Loans generally are stated at their unpaid principal balances plus premium from acquisition less allowance for loan losses and deferred fees. The premium arising from fair value adjustments of loans in business combinations is being accreted over the remaining contractual lives of the loans using the level-yield method adjusted for actual experience.

  The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is credited in income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

  Uncollectible interest on loans that are contractually past due 90 days or greater and is not probable of collection is charged off and the loan is placed on nonaccrual status. Income is subsequently recognized when cash payments for interests are received. When collectibility is determined to be probable, the loan is returned to accrual status.

Allowance for Loan Losses

  The allowance for loan losses is established through a provision for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely, and subsequent recoveries, if any, are credited to the allowance.

                           SUPERIOR FINANCIAL CORP.

  The allowance is maintained at a level that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loan loss experience and current economic and business conditions that may affect the borrowers' ability to pay or the value of the collateral securing the loans.

Advertising and Promotion Costs

  Advertising and promotion costs are expensed as incurred.

Income Taxes

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Real Estate Acquired in Settlement of Loans

  Real estate acquired in settlement of loans is initially recorded at estimated fair value, less estimated selling costs, and is subsequently carried at the lower of depreciated cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and the projects. The ability to effect such sales is subject to market conditions and other factors, many of which are beyond the Bank's control.

Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years. Depreciation expense is included in occupancy expense in the statement of operations.

Goodwill

  Goodwill (excess of purchase price of the Bank over the fair value of net assets acquired) is being amortized on a straight-line basis over 20 years.

Debt Issuance Costs

  Costs associated with the issuance of the $20 million Colonial Bank note payable and the $60 million Senior Notes have been capitalized and are being amortized over the life of the debt.

Loan Origination and Commitment Fees

  The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is credited in income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

                           SUPERIOR FINANCIAL CORP.

Mortgage Servicing Rights

  Purchased mortgage servicing rights represent the cost of acquiring the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying values of purchased mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using the disaggregated method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realized by a sale of these assets in the open market. Mortgage servicing rights earned by the Bank through the origination and subsequent sale of mortgages while retaining the right to service those mortgages are considered by management to be insignificant.

Comprehensive Income

  As of January 1, 1998, Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available for sale securities be included in other comprehensive income. The components of comprehensive income are disclosed in the Consolidated Statement of Changes in Stockholders' Equity.

Segment Disclosures

  On December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. As the Company operates in only one segment--community banking--the adoption of SFAS 131 did not have a material effect on the financial statements or the disclosure of segment information. All the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

Effect of Pending Statements of Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt FAS 133 effective January 1, 2000. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial positions.

                           SUPERIOR FINANCIAL CORP.

2. Private Placement and Acquisition

  On April 1, 1998, the Company completed a private placement offering totaling $175 million, consisting of $95 million in common stock, $60 million in 8.65% Senior Notes due 2003, and $20 million in LIBOR plus 1.75% bank debt due 2000. The proceeds from the private placement offering were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. In connection with the private placement offering, the Company entered into a Registration Rights Agreement and completed a Shelf Registration Statement on December 10, 1998 to register the common stock and senior notes with the Securities and Exchange Commission.

  On April 1, 1998, the Company acquired the Bank for a purchase price of $162.5 million. The transaction was accounted for as a purchase and resulted in the recording of goodwill in the amount of $76.4 million. The Bank's results of operations since the purchase date are included in operations of the Company.

  The following table sets forth selected unaudited financial information for the Company as if the above described transaction had been consummated as of January 1, 1997 and January 1, 1998, with adjustments primarily for interest charges attributable to the financing of the purchase and amortization of goodwill. The pro forma data is based on pre-acquisition earnings and is therefore not necessarily indicative of future performance.

                                                           1998        1997
                                                        ----------- -----------
                                                        (dollars in thousands)
   Total revenue....................................... $   108,547 $   106,944
   Income before income taxes..........................       6,681      12,831
   Net income..........................................       2,898       7,777
   Earnings per common share-diluted...................        0.29        0.77

  During the third quarter of 1998, the Company completed the sale of nine (9) branch facilities located in Oklahoma and Arkansas. The sale of these branches resulted in a gain of $4.5 million which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits for the 9 branches sold were approximately $84.5 million. These deposits were funded by the Company through the reduction of interest bearing deposits held by the Company at the Federal Home Loan Bank. In addition, after the completion of an appraisal in the third quarter of 1998, the Company recorded an adjustment to the purchase price allocation based on the fair value of the Bank's headquarters building in Ft. Smith. This resulted in a $5.7 million increase to office premises and equipment and an equal reduction to goodwill.

3. Fair Value of Financial Instruments

  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. The basis for market information and other valuation methodologies are significantly affected by assumptions used including the timing of future cash flows, discount rates, judgments regarding economic conditions, risk characteristics and other factors. Because assumptions are inherently subjective in nature, the estimated fair values of certain financial instruments cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and /or estimation methodologies may have a material effect on the estimated fair value amounts. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

                           SUPERIOR FINANCIAL CORP.

  The estimated fair values of financial instruments at December 31, 1998, consist of the following:

                                                       Carrying   Estimated Fair
                                                         Value        Value
                                                      ----------- --------------
   Financial assets:
     Cash and cash equivalents....................... $81,425,010  $81,425,010
     Loans receivable, net........................... 815,161,112  820,691,833
     Investments available-for-sale, net............. 364,061,312  364,061,312
     Accrued interest receivable.....................   7,525,559    7,525,559
     Federal Home Loan Bank stock....................  10,949,600   10,949,600
   Financial liabilities:
     Demand deposits................................. 444,593,896  444,593,896
     Time deposits................................... 526,227,521  527,730,970
     Federal Home Loan Bank borrowings............... 216,500,000  216,500,000
     Notes payable...................................  80,000,000   80,755,886
     Off-balance sheet financial instruments.........   3,348,000    3,348,000

  The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value net of allowance of approximately $3.2 million was not estimated, and therefore is included in estimated fair value at carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loss.

  The fair value of mortgage-backed securities, collateralized mortgage obligations and trust preferred stock included in investments available-for-sale is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank ("FHLB") stock is considered to be carrying value.

  The fair value of cash and cash equivalents is considered the same as its carrying value. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, Federal Home Loan Bank borrowings and notes payable is estimated using the rates currently offered for liabilities of similar remaining maturities.

  The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The unrealized gain or loss for off-balance sheet items is not significant.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           SUPERIOR FINANCIAL CORP.

4. Loans Receivable and Financial Instruments with Off-Balance Sheet Risk

  Loans receivable consisted of approximately the following at December 31, 1998:

   First mortgage loans (principally conventional):
     Collateralized by one-to-four family residences................ $484,324,000
     Collateralized by other properties.............................   40,569,000
     Construction loans.............................................   21,610,000
     Other..........................................................    2,753,000
                                                                     ------------
                                                                      549,256,000
                                                                     ------------
     Undisbursed portion of construction loans......................   (8,443,000)
                                                                     ------------
     Total first mortgage loans.....................................  540,813,000
   Consumer and other loans:
     Automobile.....................................................  174,316,000
     Savings........................................................    6,624,000
     Home equity and second mortgage................................   29,494,000
     Commercial, financial, and agricultural........................   10,800,000
     Other..........................................................   63,365,000
                                                                     ------------
     Total consumer and other loans.................................  284,599,000
     Deferred loan costs, net.......................................      220,882
     Allowance for loan losses......................................  (10,471,770)
                                                                     ------------
     Loans receivable, net.......................................... $815,161,112
                                                                     ============

  Loans to directors and executive officers totaled $1,988,330 at December 31, 1998. Such loans are made on substantially the same terms as those for other loan customers.

  The Bank, through its normal lending activity, originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Bank's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank and such changes could be significant.

  The Bank originates and purchases adjustable rate mortgage loans to hold for investment. The Bank also originates 15-year and 30-year fixed rate mortgage loans and sells substantially all new originations of the 30-year loans to outside investors with servicing released. Loans held for sale at December 31, 1998, are considered by management to be immaterial. Such loans bear interest substantially equal to market rates.

  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Bank does not use financial instruments with off- balance sheet risk as part of its own asset/liability management program or for trading purposes.

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                           SUPERIOR FINANCIAL CORP.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had outstanding loan commitments and lines of credit aggregating approximately $38,581,000 and standby letters of credit of approximately $3,348,000 at December 31, 1998.

5. Mortgage Loan Servicing

  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans at December 31, 1998 are summarized as follows:

   FHLMC........................................................... $ 59,069,544
   GNMA............................................................  109,088,314
   Private investors...............................................   21,906,354
                                                                    ------------
                                                                    $190,064,212
                                                                    ============

  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $3,047,000 at December 31, 1998. Of the loans serviced by the Bank at December 31, 1998, approximately $3,675,000 were sold with recourse.

  Errors and omissions and fidelity bond insurance coverage under the Company's loan servicing bond was $2,000,000 at December 31, 1998. Additionally, at December 31, 1998, the Company was covered by an excess liability umbrella policy in the amount of $20 million.

6. Investments Available-for-Sale

  The amortized cost and estimated fair value of investments available-for-sale are summarized as follows at December 31, 1998:

                                              Gross       Gross      Estimated
                                Amortized   Unrealized Unrealized       Fair
                                   Cost       Gains      Losses        Value
                               ------------ ---------- -----------  ------------
   GNMA....................... $ 75,818,061 $  103,255 $  (621,059) $ 75,300,257
   FNMA.......................  165,168,316  1,161,525    (242,869)  166,086,972
   FHLMC......................   55,908,327    549,249    (486,105)   55,971,471
   CMOs.......................   59,130,262     56,325     (47,185)   59,139,402
   Trust Preferred Stock......    7,563,210        --          --      7,563,210
                               ------------ ---------- -----------  ------------
                               $363,588,176 $1,870,354 $(1,397,218) $364,061,312
                               ============ ========== ===========  ============

                           SUPERIOR FINANCIAL CORP.

  The amortized cost and estimated fair value by contractual maturity of investments available-for-sale at December 31, 1998 are as follows:

                                                                    Estimated
                                                       Amortized       Fair
                                                          Cost        Value
                                                      ------------ ------------
   Due in one year or less........................... $        --  $        --
   Due from one year to five years...................    3,209,000    3,209,000
   Due from five years to ten years..................   55,485,000   55,930,000
   Due after ten years...............................  304,894,000  304,922,000
                                                      ------------ ------------
     Totals.......................................... $363,588,000 $364,061,000
                                                      ============ ============

  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  For purposes of the maturity table, investments which are not due at a single maturity date have been allocated over maturity groupings based on anticipated maturities. The investments may mature earlier than their weighted average contractual maturities because of principal prepayments.

  Mortgage-backed securities with carrying values of approximately $182,456,000 at December 31, 1998 were subject to adjustable rates.

  The carrying value of mortgage-backed securities pledged for letters of credit, treasury, tax and loan accounts, and public fund deposits at December 31, 1998 was approximately $13,356,000.

7. Allowance for Loan Losses

  A summary of the activity in the allowance for loan losses follows:

   Balance, January 1, 1998...................................... $       --
     Allowance resulting from acquisition of Bank on April 1,
      1998.......................................................  10,592,718
     Provision for loan losses...................................   1,021,000
     Charge-offs, net of recoveries..............................  (1,141,948)
                                                                  -----------
     Balance, December 31, 1998.................................. $10,471,770
                                                                  ===========

8. Premises and Equipment

  Premises and equipment consisted of the following at December 31, 1998:

   Land............................................................ $ 6,114,646
     Buildings and improvements....................................  15,217,095
     Furniture and equipment.......................................   5,067,859
     Construction in progress......................................     841,130
                                                                    -----------
                                                                     27,240,730
     Accumulated depreciation......................................  (1,027,264)
                                                                    -----------
     Premises and equipment, net................................... $26,213,466
                                                                    ===========

                            SUPERIOR FINANCIAL CORP.

9. Debt Issuance Costs

  At December 31, 1998, debt issuance costs, which are included in prepaid expenses and other assets in the consolidated balance sheet, consisted of the following:

                                                         $20
                                                       Million
                                                      Colonial    $60 Million
                                                      Bank Note   8.65% Senior
                                                       Payable       Notes
                                                      ---------  ---------------
   Capitalized debt issuance costs................... $ 404,742  $2,465,272
   Amortization......................................  (404,742)   (364,758)
                                                      ---------  ----------
   Net debt issuance costs........................... $     --   $2,100,514
                                                      =========  ==========

10. Deposits

  Deposits consisted of the following at December 31, 1998:

   Demand and NOW accounts, including noninterest-bearing
    deposits of $75,851,452..................................... $283,030,331
   Money market.................................................   60,391,549
   Statement and passbook savings...............................  101,172,016
   Certificates of deposit......................................  526,227,521
                                                                 ------------
                                                                 $970,821,417
                                                                 ============

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $60,562,838 at December 31, 1998.

  At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

      1999......................................................... $433,928,544
      2000.........................................................   54,242,175
      2001.........................................................   22,376,735
      2002.........................................................    9,111,111
      2003.........................................................    5,200,087
      Thereafter...................................................    1,368,869
                                                                    ------------
                                                                    $526,227,521
                                                                    ============

11. Federal Home Loan Bank ("FHLB") Borrowings

  The Bank had borrowings from the FHLB as follows at December 31, 1998:

                                                  Weighted Average
                                                   Interest Rate    Borrowings
                                                  ---------------- ------------
   Maturing in year ending December 31:
     1999........................................       4.95%      $ 12,000,000
     2000........................................       4.95         31,500,000
     2001........................................       4.94         18,000,000
     2002........................................        --                 --
     Thereafter..................................       5.17%       155,000,000
                                                                   ------------
                                                                   $216,500,000
                                                                   ============

                           SUPERIOR FINANCIAL CORP.

  As a member of the FHLB, the Bank is required to maintain an investment in capital stock of the FHLB of Dallas in an amount equal to the greater of 1% of its outstanding home loans or 1/20 of its outstanding advances from the FHLB of Dallas. No ready market exists for such stock and it has no quoted market value. Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgage loans.

  Additionally, at December 31, 1998, the Bank has unused commitments totaling $50 million which expire on March 31, 1999. There is no commitment fee to maintain this credit line.

12. Long Term Debt

  At December 31, 1998, long term debt consisted of a $20 million note payable to Colonial Bank ("Colonial Note") and $60 million of Senior Notes ("Senior Notes"). These notes are obligations of the parent company, Superior Financial Corp.

  The $20 million Colonial Note bears interest at LIBOR plus 1.75% (6.81% at December 31, 1998) and requires quarterly interest payments. In January 1999, the interest rate was reduced to LIBOR plus 1.25%. The entire principal balance is due April 1, 2000. The note is secured by shares of the Bank in such an amount that the book value of pledged stock will be equal to at least two times the outstanding balance of the loan. The note contains certain covenants of which the most restrictive includes a minimum total capital, minimum return on assets and a maximum nonperforming assets to total loans and other real estate ratio. At December 31, 1998, the Company was not in violation of these covenants.

  The $60 million Senior Notes bear interest at 8.65% and require semiannual interest payments that began October 1, 1998. The entire principal balance is due April 1, 2003. The agreement requires the Company to maintain an interest rate reserve account with cash or permitted investments sufficient to pay interest due on the next two succeeding interest payment dates. At December 31, 1998, the interest rate reserve account held a mortgage-backed security with a carrying value of approximately $5.2 million. This account is classified in investments available-for-sale on the balance sheet. The loan agreement contains certain covenants of which the most restrictive include minimum total capital and minimum liquidity maintenance. Additionally, the agreement restricts certain payments for dividends. At December 31, 1998, the Company was not in violation of these covenants.

13. Regulatory Matters

  The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS").

  The Bank is also subject to various regulatory requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                           SUPERIOR FINANCIAL CORP.

  The most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Company's and Bank's actual capital amounts and ratios as of December 31, 1998 are presented below (amounts in thousands):

                                                                              Required to be
                                                                              Categorized as
                                                                             Well Capitalized
                                                           Required for        Under Prompt
                                                         Capital Adequacy    Corrective Action
                             Company          Bank           Purposes           Provisions
                          -------------  --------------  ------------------  -------------------
                             Actual          Actual
                          Amount  Ratio   Amount  Ratio   Amount     Ratio    Amount     Ratio
                          ------- -----  -------- -----  ---------- -------  ---------- --------
As of December 31, 1998:
 Tangible capital to
  adjusted total
  assets................  $37,389 2.85%  $104,324  7.99% $   19,589     1.5%        N/A     N/A
 Core capital to
  adjusted total
  assets................   37,389 2.85    104,324  7.99      39,178     4.0  $   65,296     5.0%
 Total capital to risk
  weighted assets.......   47,861 5.50    114,770 16.70      54,975     8.0      68,719    10.0
 Tier I capital to risk
  weighted assets.......   37,389 4.30    104,324 15.18         N/A     N/A      59,231     6.0

14. Income Taxes

  Included in other liabilities are deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows:

   Deferred tax liabilities:
     Prepaid assets................................................... $261,299
     Goodwill amortization............................................  517,698
     Unrealized gain on investments available-for-sale................  165,598
     Premises and equipment...........................................    7,396
                                                                       --------
       Total deferred liabilities.....................................  951,991
   Deferred tax assets:
     Accrued bonuses..................................................    9,190
     Allowance for loan losses........................................  390,941
     Mortgage servicing rights........................................   10,659
     Other............................................................      190
                                                                       --------
       Total deferred tax assets......................................  410,980
                                                                       --------
   Net deferred tax liabilities....................................... $541,011
                                                                       ========

                           SUPERIOR FINANCIAL CORP.

  Significant components of the provision for income taxes for the year ended December 31, 1998 are as follows:

   Current:
     Federal......................................................... $3,242,030
     State...........................................................    627,409
                                                                      ----------
       Total current.................................................  3,869,439
   Deferred:
     Federal                                                             295,110
     State...........................................................     80,303
                                                                      ----------
                                                                         375,413
                                                                      ----------
                                                                      $4,244,852
                                                                      ==========

  The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense for the year ended December 31, 1998 is:

   Tax at U.S. statutory rate............................................. 35.0%
   State income tax expense, net of Federal income tax benefit............  3.9
                                                                           ----
                                                                           38.9%
                                                                           ====

  The Company files a consolidated federal income tax return with the Bank. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax which would be payable if the Bank had filed a separate return.

15. Earnings Per Common Share

  The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented.

  Basic and diluted earnings per common share is computed as follows (in thousands, except per share amounts):

                                                                     Year ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
   Common shares--weighted averages (basic)........................   7,594,520
   Common share equivalents--weighted averages.....................         --
   Common shares weighted average (diluted)........................   7,594,520
   Net income......................................................  $6,675,021
   Basic and diluted earnings per common share.....................  $     0.88
                                                                     ==========

16. Mortgage Servicing Rights

  Following is a summary of the changes in purchased mortgage servicing rights follows:

   Balance, January 1, 1998......................................... $      --
     Acquired in Bank acquisition on April 1, 1998..................  2,343,239
     Amortization...................................................   (144,979)
                                                                     ----------
     Balance, December 31, 1998..................................... $2,198,260
                                                                     ==========

                           SUPERIOR FINANCIAL CORP.

  Under OTS regulations, the lower of the amortized carrying value, 90% of the fair market value, or 90% of the original cost of purchased mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

17. Commitments and Contingencies

  The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 12 years. These leases all contain renewal options with varying periods. A schedule of future minimum rental payments under operating leases, as of December 31, 1998 follows:

   1999.............................................................. $  527,102
   2000..............................................................    431,340
   2001..............................................................    415,480
   2002..............................................................    258,457
   2003..............................................................    197,237
   Thereafter........................................................  1,589,391
                                                                      ----------
                                                                      $3,419,007
                                                                      ==========

  On April 1, 1998, the Company became the legal successor to NationsBank's right and interest in the related proceedings brought under the action Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). Within five (5) business days following the Company's receipt of payment pursuant to irrevocable settlement or other resolution of the Goodwill Litigation by final judgment subject to no further appeal, and, as further consideration for the sale of the Bank to the Company, the Company shall pay NationsBank fifty percent (50%) of the "net recovery" from the Goodwill Litigation. "Net recovery" shall be the gross aggregate amount the Company receives from such settlement or resolution, net of the total litigation expenses incurred and paid by the Company after the Closing Date. "Total litigation expense" shall include, without limitation, attorneys' fees, court costs, expenses, fees of experts and consultants, filing fees and all other costs reasonably incurred in prosecution of the Goodwill Litigation.

  The Company and its legal counsel are unable to estimate the amount or likelihood of any potential settlement, if any, that may result from the Goodwill Litigation. Although the outcome of the Goodwill Litigation cannot be determined, the Company's legal counsel and management are of the opinion that such final outcome should not have a material effect on the Company's results of operations or financial condition.

  The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

                           SUPERIOR FINANCIAL CORP.

18. Supplemental Disclosure of Cash Flow Information and Noncash Activity

Cash Flow Information

  The Company purchased all of the capital stock of Superior Federal Bank, F.S.B. on April 1, 1998. In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of noncash assets acquired......................  $1,081,435,551
   Cash acquired..............................................     288,692,364
   Cash paid for the capital stock............................    (162,500,000)
   Transaction costs..........................................      (8,757,618)
   Excess of investment over fair value of net assets
    acquired..................................................      76,426,482
                                                                --------------
   Liabilities assumed........................................  $1,275,296,779
                                                                ==============
   Cash paid during the period for:
     Interest.................................................  $   37,727,773
     Taxes....................................................  $    4,199,000
   Costs paid from the proceeds of the issuance of common
    stock and borrowings under the bank debt and senior notes:
     Debt issuance costs......................................  $    2,870,014
     Stock issuance costs.....................................  $    3,429,417
   Noncash Activity:
     Additions to other real estate from settlement of loans..  $      343,968
     Repayment of funds advanced by the Placement Agent and
      Lead Investor to pay transaction costs through issuance
      of 200,000 shares of common stock.......................  $    1,000,000
     Deferred acquisition costs incurred but not paid.........  $      182,549

19. Employee Benefit Plan

  In April 1998 the Company established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Matching contributions may be made in amounts and at times determined by the Company. Certain other statutory limitations with respect to the Company's contribution under the 401(k) Plan also apply. Amounts contributed by the Company for a participant will vest over four years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan.

  Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan will be invested in accordance with participant elections among certain investment options. Distributions from participant accounts will not be permitted before age 59 1/2, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching contributions to the 401(k) Plan during 1998 of $203,863.

20. Stock Option Plan

  On June 17, 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "LTIP"). The LTIP is an omnibus plan administered by the Company's Compensation Committee to provide equity-based incentive compensation for the Company's key employees. It provides for issuance of incentive stock options, qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options. The LTIP also provides for issuance of stock appreciation rights, whether in tandem with options or

                           SUPERIOR FINANCIAL CORP.

separately, and awards of restricted shares subject to time-based restrictions and/or performance goals. The portion of the LTIP applicable to incentive stock options is subject to shareholder approval by June 17, 1999.

  The LTIP imposes a limit on the total number of shares that may be issued during the ten-year term of the LTIP equal to 10% of the number of shares outstanding as of December 31, 1998 (1,008,000 total shares limit). It imposes a limit on the number of awards that may be granted to all employees in any one calendar year equal to 1% of the number of shares outstanding on December 31, 1998 (100,800 annual shares limit). Finally, the LTIP limits the number of restricted stock awards that may be granted each year, which are time-based restricted only (i.e., without regard to any performance goals), to a number of shares equal to .33% (one-third of one percent) of the number of shares outstanding on December 31, 1998 (33,932 annual restricted shares limit). As of December 31, 1998 there were no shares granted or exercisable under the LTIP.

  As of December 31, 1998, 487,500 options were granted to the Chairman and Chief Executive Officer of the Company and 243,750 options were granted to the President of the Company pursuant to their Founder's Agreements and Employment Agreements, respectively. Those options were issued before the adoption of the LTIP by the Company's Board and, therefore, are non-qualified stock options. They have not been issued pursuant to the LTIP. The exercise price of these options is $10.00 per share. These stock options are not exercisable unless the following occurs:

                                                                   Number of
                                                                    Shares
                                                                  Exercisable
                                                                  -----------
   Successful acquisition of the Bank and consummation of public
    offering of equity securities................................   292,500
   Company's stock reaches price of $15 per share................   146,250
   Company's stock reaches price of $20 per share................   146,250
   Company's stock reaches price of $25 per shares...............   146,250

  These stock options have a term of 10 years. As of December 31, 1998, 292,500 stock options were exercisable.

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the year ended December 31, 1998 assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123 would have been net income of $6,441,509 or $0.85 basic and diluted earnings per share. Such pro forma effects are not necessarily indicative of the effect on future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 731,250 options granted in 1998: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6.73% and expected life of 10 years.

                           SUPERIOR FINANCIAL CORP.

21. Parent Company Financial Information

  Presented below are the condensed balance sheets, statements of operations and cash flows for the parent company, Superior Financial Corp., as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997.

                                                               1998     1997
                                                             ---------  -------
                                                             (In Thousands)
Balance Sheets
Assets
  Cash and cash equivalents................................. $   3,848  $  94
  Investment in subsidiary..................................   168,968    --
  Investment securities.....................................     5,330    --
  Other.....................................................     5,160    329
                                                             ---------  -----
    Total assets............................................ $ 183,306  $ 423
                                                             =========  =====
Liabilities and Stockholders' Equity
  Notes payable............................................. $  80,000  $  --
  Accrued interest and other liabilities....................     1,494    183
                                                             ---------  -----
    Total liabilities.......................................    81,494    183
Stockholders' equity........................................   101,812    240
                                                             ---------  -----
Total liabilities and stockholders' equity.................. $ 183,306  $ 423
                                                             =========  =====
                                                               1998     1997
                                                             ---------  -------
                                                             (In thousands)
Statements of Operations
Income
  Dividends from subsidiary................................. $   4,000  $ --
Expenses
  Interest, net.............................................     5,582    --
  Other.....................................................       194     20
                                                             ---------  -----
    Total expenses..........................................     5,776     20
Income (loss) before income tax benefit and equity in
 undistributed earnings of subsidiary.......................    (1,776)   (20)
Income tax benefit..........................................     2,291    --
Equity in undistributed earnings of subsidiary..............     6,160    --
                                                             ---------  -----
Net income (loss)........................................... $   6,675  $ (20)
                                                             =========  =====

                            SUPERIOR FINANCIAL CORP.

                                                                 1998    1997
                                                               --------  -----
                                                               (In thousands)
Statements of Cash Flows
Operating Activities
 Net income (loss)............................................ $  6,675  $ (20)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Undistributed earnings of subsidiary........................   (6,160)   --
  Increase in other assets....................................   (4,831)   --
  Increase in accrued interest and other liabilities..........    1,311    --
                                                               --------  -----
  Net cash used in operating activities.......................  (3,005)    (20)
Investing Activities
  Deferred acquisition costs..................................      --    (146)
  Purchase of investment securities...........................   (5,330)   --
  Purchase of Superior Federal Bank, F.S.B.................... (162,500)   --
                                                               --------  -----
  Net cash used in investing activities....................... (167,830)  (146)
Financing Activities
  Contribution from investors.................................      --     260
  Proceeds from common stock issued, net......................   94,589    --
  Proceeds from notes payable.................................   80,000    --
  Net cash provided by financing activities...................  174,589    260
  Net increase in cash........................................    3,754     94
  Cash and cash equivalents at beginning of period............       94    --
                                                               --------  -----
  Cash and cash equivalents at end of period.................. $  3,848  $  94
                                                               --------  -----
Supplemental disclosures of noncash activity:
  Deferred acquisition costs incurred but not paid............ $    --   $ 183
                                                               ========  =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  In April, 1998, Management of the Company recommended that Ernst & Young LLP serve as the Company's independent auditor and replace Deloitte & Touche LLP as the Bank's independent auditor. The Board of Directors approved retaining Ernst & Young LLP in March, 1998. No report by Deloitte & Touche LLP on the Bank's financial statements for either of 1996 or 1997 contained an adverse opinion, disclaimer of opinion, modification or qualification. During the last two fiscal years there were no disagreements between the Company and Deloitte & Touch LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item as to the Company directors is contained in the Company's proxy statement dated April 12, 1999, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name, Age and     Position and Office Held         Present and Principal
       Year            with the Company and                Occupation
  Became Director  Superior Federal Bank, F.S.B.     for the Last Five Years
  ---------------  ----------------------------  ------------------------------
 C. Stanley Bailey Chairman of the Board, Chief  Chief Executive Officer and
  49, 1998........  Executive Officer of both     Chairman of the Board of the
                    Superior and Superior         Company and the Bank, Fort
                    Federal Bank, F.S.B.          Smith, Arkansas, 1998-
                                                  present, Chief Financial
                                                  Officer and Executive Vice
                                                  President of Hancock Holding
                                                  Company and Hancock Bank,
                                                  Gulfport, Mississippi, 1995-
                                                  1998, Vice Chairman of the
                                                  Board of Directors, AmSouth
                                                  Bancorporation and AmSouth
                                                  Bank, Birmingham, Alabama
                                                  1971-1994.

 C. Marvin Scott   President and Director, of    President and Director of the
  49, 1998........  both Superior and Superior    Company and the Bank, Fort
                    Federal Bank, F.S.B.          Smith, Arkansas, 1998-
                                                  present, Chief Retail Officer
                                                  and Senior Vice President,
                                                  Hancock Holding Company and
                                                  Hancock Bank, Gulfport
                                                  Mississippi, 1996-1998;
                                                  Executive Vice President--
                                                  Consumer Banking, AmSouth
                                                  Bank Birmingham, Alabama
                                                  1988-1996.

 Rick D. Gardner   Chief Financial Officer and   Chief Financial Officer and
  39, 1998........  Treasurer of Superior and     Treasurer of the Company and
                    Superior Federal Bank,        the Bank, Fort Smith,
                    F.S.B.                        Arkansas, 1998-present, Chief
                                                  Executive Officer, First
                                                  Commercial Mortgage Company
                                                  Little Rock, Arkansas 1997-
                                                  1998; Chief Financial
                                                  Officer, First Commercial
                                                  Mortgage Company, Little
                                                  Rock, Arkansas, 1996-1997;
                                                  Chief Financial Officer,
                                                  Metmor Financial Inc., Kansas
                                                  City, Missouri, 1990-1995.

Item 11. Executive Compensation

  The information required by this item is contained in the Company's proxy statement dated April 12, 1999 under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is contained in the Company's proxy statement dated April 12, 1999, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is contained in the Company's proxy statement dated April 12, 1999, under the captions "Compensation committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the separation of the business of the Bank from the business of NationsBank are greater than expected and the Company's ability to attract new business through merger related customer dislocation is less than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation);
(viii) changes in the securities markets and (ix) contingencies and losses specifically related to Year 2000 readiness. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to the Company (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

Superior Financial Corp.

  Audited Financial Statements December 31, 1998

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 1998 and 1997

  Consolidated Statements of Operations for year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Consolidated Statement of Cash Flows for the year ended December 31, 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Notes to Consolidated Financial Statements, including parent company only information.



    2. Financial Statements Schedules

Superior Federal Bank, F.S.B.

  Audited Financial Statements March 31, 1998

  Report of Independent Auditors

  Consolidated Statement of Operations for the three months ended March 31,
   1998

  Consolidated Statement of Changes in Stockholder's Equity for the three months ended March 31, 1998

  Consolidated Statement of Cash Flows for the three months ended March 31,
   1998

  Notes to Consolidated Statements of Operations, Changes in Stockholder's
   Equity and Cash Flows for the three months ended March 31, 1998.

 December 31, 1997

  Independent Auditors' Report

  Consolidated Statement of Financial Condition as of December 31, 1997

  Consolidated Statement of Income for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Stockholder's Equity for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Cash Flows for the period from January 7, 1997 to December 31, 1997

  Notes to Consolidated Financial Statements for the period from January 7,
   1997 to December 31, 1997

 December 31, 1996 and 1995

  Independent Auditors' Report

  Consolidated Statement of Financial Condition as of December 31, 1996

  Consolidated Statements of Income for the years ended December 31, 1996 and 1995

  Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1996 and 1995

  Consolidated Statements of Cash Flows for the years ended December 31,
   1996 and 1995

  Notes to Consolidated Financial Statements for the years ended December
   31, 1996 and 1995

                                 EXHIBIT INDEX

  Exhibits                               Description
  --------                               -----------
 Exhibit  3    --  Articles of Incorporation and Bylaws:

               --  Restated and Amended Certificate of Incorporation of
          3.1       Superior Financial Corp. ("Superior")

          3.2  --  Bylaws of Superior

 Exhibit  4    --  Instruments defining the rights of security holders:

          4.1  --  Form of Equity Subscription Agreement among Superior, Keefe,
                    Bruyette & Woods, Inc. ("KBW") and various investors named therein, dated April 1, 1998

          4.2 -- Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998

          4.3  --  Form of Common Stock Certificate of Superior
          4.4  --  Article 4 of Superior's Amended amd Restated Certficate of
                    Incorporation (included in Exhibit 3.1)

          4.5 -- All instruments defining the rights of holders of long-term debt of Superior and its subsidiaries. Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission

 Exhibit 10    --  Material Contracts:

         10.1  --  Custody and Security Agreement between Superior and Bank of
                    New York ("BONY"), as Trustee, dated April 1, 1998

         10.2  --  Securities Account Control Agreement between Superior,
                    Trustee and BONY, dated April 1, 1998

         10.3  --  Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997

         10.4  --  Founders Agreement between Superior and KBW, dated December
                    2, 1997

         10.5  --  Founders Agreement between Superior and Financial Stocks,
                    Inc., dated December 2, 1997

         10.6  --  Agreement between C. Marvin Scott and Superior, dated
                    January 1, 1998

         10.7  --  1998 Long Term Incentive Plan

         10.8  --  Stock Purchase Agreement by and among Superior, NB Holdings
                    Corporation and Superior Federal Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B. by Superior, dated as of December 3, 1997

         10.9  --  Agreement between Rick D. Gardner and Superior dated
                    September 21, 1998

                   Statement Regarding Computation of Ratio of Earnings to
 Exhibit 12    --   Fixed Charges
 Exhibit 16    --  Letter regarding change in certifying accountant

       16.1    --  Letter of Deloitte & Touche LLP

 Exhibit 21    --  List of subsidiaries of the Registrant.

 Exhibit 24    --  Power of Attorney.

 Exhibit 27    --  Financial Data Schedules


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Smith, Arkansas on the 30th day of March, 1999.

                                          SUPERIOR FINANCIAL CORP.

                                                 /s/ C. Stanley Bailey
                                          By: _________________________________
                                                     C. Stanley Bailey
                                                Its Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ C. Stanley Bailey           Chairman of the Board of            **
____________________________________  Directors and Chief
         C. Stanley Bailey            Executive Officer

      /s/ C. Marvin Scott            President and Director              **
____________________________________
          C. Marvin Scott

      /s/ Rick D. Gardner            Chief Financial Officer and         **
____________________________________  Treasurer (Principal
          Rick D. Gardner             Financial Officer and
                                      Principal Accounting
                                      Officer)

                 *                   Director                            **
____________________________________
        Boyd W. Hendrickson

                 *                   Director                            **
____________________________________
           John M. Stein

                 *                   Director                            **
____________________________________
       David E. Stubblefield

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

     /s/ C. Stanley Bailey
*By: __________________________
       C. Stanley Bailey
       Attorney-in-Fact

** Dated: March 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                         FINANCIAL STATEMENT SCHEDULES
                                  TO FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                          Commission File No. 0-25239


                               ----------------

                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    INDEX TO FINANCIAL STATEMENTS SCHEDULES

Superior Federal Bank, F.S.B.

  Audited Financial Statements March 31, 1998

  Report of Independent Auditors

  Consolidated Statement of Operations for the three months ended March 31,
   1998

  Consolidated Statement of Changes in Stockholder's Equity for the three months ended March 31, 1998

  Consolidated Statement of Cash Flows for the three months ended March 31,
   1998

  Notes to Consolidated Statements of Operations, Changes in Stockholder's
   Equity and Cash Flows for the three months ended March 31, 1998.

 December 31, 1997

  Independent Auditors' Report

  Consolidated Statement of Financial Condition as of December 31, 1997

  Consolidated Statement of Income for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Stockholder's Equity for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Cash Flows for the period from January 7, 1997 to December 31, 1997

  Notes to Consolidated Financial Statements for the period from January 7,
   1997 to December 31, 1997

 December 31, 1996 and 1995

  Independent Auditors' Report

  Consolidated Statement of Financial Condition as of December 31, 1996

  Consolidated Statements of Income for the years ended December 31, 1996 and 1995

  Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1996 and 1995

  Consolidated Statements of Cash Flows for the years ended December 31,
   1996 and 1995

  Notes to Consolidated Financial Statements for the years ended December
   31, 1996 and 1995

                        REPORT OF INDEPENDENT AUDITORS

Audit Committee
 of the Board of Directors
 Superior Federal Bank, F.S.B.

  We have audited the accompanying consolidated statement of operations of Superior Federal Bank, F.S.B. and Subsidiary (the "Bank") and the related consolidated statements of changes in stockholder's equity and cash flows for the three months ended March 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and changes in stockholder's equity of Superior Federal Bank, F.S.B. and Subsidiary and their cash flows for the three months ended March 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Little Rock, Arkansas
July 22, 1998

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       Three months ended March 31, 1998

Interest income:
 Loans:
  First mortgage loans............................................ $ 8,194,236
  Consumer and other loans........................................   5,534,227
 Mortgage-backed securities.......................................   5,959,658
 Interest-bearing deposits........................................     831,649
 Other............................................................     221,463
                                                                   -----------
  Total interest income...........................................  20,741,233
Interest expense:
 Deposits.........................................................   9,657,058
 Short-term borrowings............................................     230,363
 Long-term borrowings.............................................   1,818,863
                                                                   -----------
  Total interest expense..........................................  11,706,284
                                                                   -----------
Net interest income...............................................   9,034,949
Provision for loan losses (Note 2)................................   7,765,000
                                                                   -----------
Net interest income after provision for loan losses...............   1,269,949
Other income:
 Deposit account and other fees...................................   4,781,705
 Loan servicing fees, net.........................................     443,145
 Income from real estate operations, net..........................      22,345
 Other............................................................     268,861
                                                                   -----------
                                                                     5,516,056
Other expense:
 Salaries and employee benefits...................................   4,528,829
 Net occupancy expense of premises................................     817,487
 Deposit insurance premium........................................     151,683
 Data processing..................................................     784,126
 Advertising and promotion........................................     499,597
 Amortization of core deposit premium.............................     217,519
 Amortization of goodwill.........................................     938,551
 Postage and supplies.............................................     683,608
 Equipment expense................................................     500,348
 Other............................................................   1,711,196
                                                                   -----------
  Total other expenses............................................  10,832,944
                                                                   -----------
Loss before income taxes benefit..................................  (4,046,939)
Income taxes benefit..............................................     281,794
                                                                   -----------
Net loss.......................................................... $(3,765,145)
                                                                   ===========

                            See accompanying notes.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       Three months ended March 31, 1998

                                 Capital in   Accumulated
                                 Excess of       Other                     Total
                         Common     Par      Comprehensive  Retained   Stockholders'
                         Stock     Value     Income (loss)  Earnings      Equity
                         ------ ------------ ------------- ----------  -------------
Balance, December 31,
 1997................... $1,000 $150,603,054  $1,887,334   $9,340,588  $161,831,976
Comprehensive income
 (loss):
  Net loss..............                                   (3,765,145)   (3,765,145)
  Other comprehensive
   income (loss), net of
   tax:.................
  Net change in
   unrealized gains on
   securities available
   for sale.............                         931,022                    931,022
                                                                       ------------
Total comprehensive
 income (loss)..........                                                 (2,834,123)
                         ------ ------------  ----------   ----------  ------------
Balance, March 31,
 1998................... $1,000 $150,603,054  $2,818,356   $5,575,443  $158,997,853
                         ====== ============  ==========   ==========  ============


                            See accompanying notes.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three months ended March 31, 1998

Operating activities
Net loss........................................................ $ (3,765,145)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Provision for loan losses.....................................    7,765,000
  Depreciation..................................................      504,676
  Amortization of loan servicing rights.........................      108,001
  Amortization of core deposit premium..........................      217,519
  Amortization of premiums on mortgage-backed securities, net...      499,361
  Amortization of goodwill......................................      938,551
  Loss on sales of real estate..................................       14,433
  Gain on sales of loans........................................      (34,176)
  Mortgage loans originated for resale..........................    6,956,469
  Proceeds from sale of mortgage loans held for sale............   (5,456,725)
  Decrease in accrued interest receivable.......................      178,881
  Decrease in prepaid expenses and other assets.................    6,308,423
  Increase in other liabilities.................................      221,375
                                                                 ------------
    Net cash provided by operating activities...................   14,456,643
Investing activities
Decrease in loans receivable, net............................... $ (2,407,484)
Principal payments on mortgage-backed securities................   18,605,494
Proceeds from sales of loans....................................    5,490,901
Proceeds from sales of property and equipment...................       56,084
Proceeds from sales of real estate..............................       76,115
Purchases of office property and equipment......................     (672,179)
                                                                 ------------
    Net cash provided by investing activities...................   21,148,931
Financing activities
Net change in deposits..........................................   34,332,698
Borrowings of Federal Home Loan Bank Advances...................  147,198,000
Net decrease in advance payments by borrowers for taxes and
 insurance......................................................   (1,764,266)
                                                                 ------------
    Net cash provided by financing activities...................  179,766,432
                                                                 ------------
Net increase in cash............................................  215,372,006
Cash and cash equivalents at December 31, 1997..................   73,320,358
                                                                 ------------
Cash and cash equivalents at March 31, 1998..................... $288,692,364
                                                                 ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest...................... $ 11,648,661
                                                                 ============
  Cash paid during the period for income taxes..................    1,407,681
                                                                 ============

                            See accompanying notes.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED STATEMENTS OF
          OPERATIONS, CHANGES IN STOCKHOLDER'S EQUITY AND CASH FLOWS
                       Three months ended March 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

  Superior Federal Bank, F.S.B. (the "Bank") is a wholly owned subsidiary of NationsBank, Inc. ("NationsBank"). The Bank is a federally chartered savings association which provides a broad line of financial products to small to medium sized businesses and consumers.

  On December 3, 1997, NationsBank entered into an agreement with SFC Acquisition Corporation ("SFC") whereby SFC acquired 100% of the issued and outstanding shares of common stock of the Bank. The transaction closed on April 1, 1998. The transaction was accounted for using the purchase method of accounting for business combinations.

Basis of Presentation

  The accounting and reporting policies of the Bank conform to generally accepted accounting principles ("GAAP") and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, SFS Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions.

Interest Revenue Recognition

  Loans generally are stated at their unpaid principal balances plus premium from acquisition less allowance for loan losses and deferred fees. The premium arising from fair value adjustments of loans in business combinations is being accreted over the remaining contractual lives of the loans using the level-yield method adjusted for actual experience.

  The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is credited in income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED STATEMENTS OF
    OPERATIONS, CHANGES IN STOCKHOLDER'S EQUITY AND CASH FLOWS--(Continued)
                       Three months ended March 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(continued)

  Uncollectible interest on loans that are contractually past due 90 days or greater or not probable of collection is charged off. Income is subsequently recognized when cash payments are received and collectibility is probable, in which case the loan is returned to accrual status.

Provision for Losses

  Provisions for losses on loans have been provided based on amounts outstanding and historical experience. Provisions for losses include charges to reduce the recorded balance of mortgage loans and real estate to their estimated net realizable value or fair value less estimated selling costs, as applicable. Such provisions are based on management's estimate of the net realizable value or fair value of the collateral or real estate, as applicable, considering current and currently anticipated future operating or sales information which may be affected by changing economic and/or operating conditions beyond the Bank's control, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to their carrying value in the future.

Advertising and Promotion Costs

  Advertising and promotion costs are expensed as incurred.

Goodwill

  Goodwill is being amortized on a straight-line basis over 25 years.

Pension Plan

  Pension expense is computed on the basis of accepted actuarial methods and pension costs are funded as incurred.

Income Taxes

  The Bank is a member of a consolidated group of corporations as defined by the Internal Revenue Code and the Bank files its federal income tax return as part of a consolidated tax return. For financial reporting purposes, however, the Bank computes its tax on a separate company basis. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Core Deposit Premium

  The premium resulting from the valuation of core deposits acquired in the purchase of the deposits of other financial institutions is amortized over a period (generally ten years) not exceeding the estimated average remaining life of the existing customer deposit base acquired. Such amortization is provided at the same rate the related deposits are expected to be withdrawn. The amortization period is periodically evaluated to determine if events and circumstances require the period to be reduced.

2. ALLOWANCE FOR LOAN LOSSES

  Following is a summary of the activity in the allowance for losses on loans:

     Balance, January 1, 1998...................................... $ 4,659,949
       Provision for losses........................................   7,765,000
       Charge-offs, net of recoveries..............................  (1,924,949)
                                                                    -----------
     Balance, March 31, 1998....................................... $10,500,000
                                                                    ===========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED STATEMENTS OF
    OPERATIONS, CHANGES IN STOCKHOLDER'S EQUITY AND CASH FLOWS--(Continued)
                       Three months ended March 31, 1998


2. ALLOWANCE FOR LOAN LOSSES--(continued)

  During the first quarter of 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million due to the rapid deterioration of the performance of automobile loans. The changes included increasing the provision for loan losses for the charge-off of problem automobile loans and liquidation losses of repossessed automobiles of approximately $1.9 million following a change in management's approach to handling delinquencies. This change resulted in expedited repossession and rapid wholesaling of collateral. Management also increased the provision for loan losses by $4.5 million to reflect management's assessment of the increasing risk of loan losses due to the greater losses experienced by the Bank in the automobile portion of the loan portfolio during the first three months of 1998.

3. INCOME TAXES

  The income tax benefit for the period from January 1, 1998 to March 31, 1998, consists of the following:

     Current:
       Federal......................................................... $239,525
       State...........................................................   42,269
                                                                        --------
                                                                        $281,794
                                                                        ========

  The Bank files a consolidated federal income tax return with NationsBank. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax which would be payable if the Bank had filed a separate return.

4. COMMITMENTS

  The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 12 years. These leases all contain renewal options with varying periods. Rental expense amounted to approximately $139,574 for the three month period ended March 31, 1998.

                         Independent Auditors' Report

The Board of Directors of
 Superior Federal Bank, F.S.B.:

  We have audited the accompanying consolidated statement of financial condition of Superior Federal Bank, F.S.B. (a wholly owned subsidiary of NationsBank, Inc.) and subsidiary (the "Bank") as of December 31, 1997, and the related consolidated statements of income, stockholder's equity and cash flows for the period from January 7, 1997 to December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Bank at December 31, 1997, and the results of its operations and its cash flows for the period from January 7, 1997 to December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Little Rock, Arkansas
January 16, 1998

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
                (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               December 31, 1997

                             ASSETS
Cash and cash equivalents....................................... $   73,320,358
Loans receivable, net...........................................    693,208,982
Mortgage-backed securities available-for-sale...................    369,555,494
Accrued interest receivable.....................................      6,257,386
Federal Home Loan Bank stock....................................     12,655,000
Office properties and equipment, net............................     17,981,830
Loan servicing rights...........................................      1,991,230
Core deposit premium, net.......................................      7,802,695
Prepaid expenses and other assets...............................      8,661,420
Goodwill........................................................     64,056,164
Real estate acquired in settlement of loans, net................        662,085
                                                                 --------------
TOTAL........................................................... $1,256,152,644
                                                                 ==============
              LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
 Deposits....................................................... $  982,442,127
 Federal Home Loan Bank borrowings..............................    105,000,000
 Advance payments by borrowers for taxes and insurance..........      3,929,806
 Other liabilities..............................................      2,948,735
                                                                 --------------
  Total liabilities.............................................  1,094,320,668
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock--$1 par value; 1,000 shares authorized, issued and
  outstanding...................................................          1,000
 Capital in excess of par value.................................    150,603,054
 Retained earnings..............................................      9,340,588
 Net unrealized gains on securities available-for-sale, net of
  taxes.........................................................      1,887,334
                                                                 --------------
  Total stockholder's equity....................................    161,831,976
                                                                 --------------
TOTAL........................................................... $1,256,152,644
                                                                 ==============

                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
                (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

                        CONSOLIDATED STATEMENT OF INCOME
            for the period from January 7, 1997 to December 31, 1997

INTEREST INCOME:
 Loans:
  First mortgage loans............................................. $33,626,800
  Consumer and other loans.........................................  21,242,845
 Mortgage-backed securities........................................  27,036,633
 Interest-bearing deposits.........................................   1,029,018
 Other.............................................................     728,293
                                                                    -----------
  Total interest income............................................  83,663,589
INTEREST EXPENSE:
 Deposits..........................................................  38,433,919
 Other.............................................................   6,924,999
                                                                    -----------
  Total interest expense...........................................  45,358,918
                                                                    -----------
NET INTEREST INCOME................................................  38,304,671
PROVISION FOR LOAN LOSSES..........................................   2,154,998
                                                                    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES................  36,149,673
OTHER INCOME:
 Deposit account and other fees....................................  20,241,242
 Loan servicing fees, net..........................................   1,796,431
 Income from real estate operations, net...........................     261,760
 Other.............................................................     980,265
                                                                    -----------
  Total other income...............................................  23,279,698
OTHER EXPENSES:
 Salaries and employee benefits....................................  16,340,929
 Net occupancy expense of premises.................................   3,041,154
 Deposit insurance premium.........................................     635,843
 Data processing...................................................   2,867,346
 Advertising and promotion.........................................   2,314,908
 Amortization of core deposit premium..............................     797,571
 Amortization of goodwill..........................................   2,556,359
 Postage and supplies..............................................   2,522,934
 Equipment expense.................................................   1,906,656
 Other.............................................................   6,332,547
                                                                    -----------
  Total other expenses.............................................  39,316,247
                                                                    -----------
INCOME BEFORE INCOME TAX PROVISION.................................  20,113,124
INCOME TAX PROVISION...............................................   9,191,236
                                                                    -----------
NET INCOME......................................................... $10,921,888
                                                                    ===========

                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
                (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the period from January 7, 1997 to December 31, 1997

                                                           Net Unrealized
                                                              Gains on
                                 Capital in                  Securities       Total
                         Common  Excess of     Retained      Available    Stockholder's
                         stock   Par Value     Earnings       For Sale       Equity
                         ------ ------------ ------------  -------------- -------------
BALANCE, JANUARY 7,
 1997................... $1,000 $150,603,054                              $150,604,054
  Dividends.............                     $ (1,581,300)                  (1,581,300)
  Net income............                       10,921,888                   10,921,888
    Net change in
     unrealized gains in
     securities
     available for
     sale...............                                     $1,887,334      1,887,334
                         ------ ------------ ------------    ----------   ------------
BALANCE, DECEMBER 31,
 1997................... $1,000 $150,603,054 $  9,340,588    $1,887,334   $161,831,976
                         ====== ============ ============    ==========   ============


                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
                (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
            for the period from January 7, 1997 to December 31, 1997

OPERATING ACTIVITIES:
  Net income...................................................... $10,921,888
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses.....................................   2,154,998
    Depreciation..................................................   2,068,445
    Amortization of loan servicing rights.........................     276,968
    Amortization of core deposit premium..........................     797,571
    Amortization of premiums on mortgage-backed securities, net...   3,156,936
    Amortization of goodwill......................................   2,556,359
    Loss on sales oF real estate..................................     138,715
    Gain on sales of Loans........................................     (66,946)
    Proceeds from sales of loans held for sale....................  11,610,425
    Decrease in accrued interest receivable.......................     853,953
    Increase in prepaid expenses and other assets.................  (7,027,047)
    Decrease in other liabilities.................................  (3,727,554)
                                                                   -----------
      Net cash provided by operating activities...................  23,714,741
INVESTING ACTIVITIES:
  Increase in loans receivable, net............................... (40,979,885)
  Principal payments on mortgage-backed securities................  68,138,748
  Purchase of Federal Home Loan Bank stock........................    (726,000)
  Proceeds from sales of real estate..............................   1,056,787
  Purchase of office property and equipment.......................    (988,729)
                                                                   -----------
      Net cash provided by investing activities...................  26,500,921
FINANCING ACTIVITIES:
  Net change in deposits..........................................  (7,760,799)
  Payments of Federal Home Loan Bank advances..................... (18,000,000)
  Payment of dividends............................................  (1,581,300)
  Net increase in advance payments by borrowers for taxes and
   insurance......................................................     207,368
                                                                   -----------
      Net cash used by financing activities....................... (27,134,731)
                                                                   -----------
NET INCREASE IN CASH..............................................  23,080,931
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................  50,239,427
                                                                   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................... $73,320,358
                                                                   ===========
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest........................ $45,364,061
                                                                   ===========
  Cash paid during the period for income taxes.................... $ 7,108,479
                                                                   ===========
SUPPLEMENT NONCASH ACTIVITIES:
  Additions to other real estate from settlement of loans......... $ 1,214,263
                                                                   ===========

                See notes to consolidated financial statements.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the period from January 7, 1997 to December 31, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--Superior Federal Bank, F.S.B. (the "Bank") is a wholly-owned subsidiary of NationsBank, Inc. ("NationsBank"). The Bank is a federally chartered savings association which provides a broad line of financial products to small to medium sized businesses and consumers. On January 7, 1997, NationsBank acquired the Bank through its acquisition of Boatmen's Bankshares, Inc. (the former sole shareholder of the Bank's common stock). This purchase was accounted for under the purchase (pushdown) method whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the allocated purchase price was recorded as goodwill of approximately $66,600,000.

  On December 3, 1997, NationsBank entered into an agreement with SFC Acquisition Corporation ("SFC") whereby SFC will purchase 100% of the issued and outstanding shares of common stock of the Bank. While the terms of the agreement have been established, the agreement is subject to regulatory approval. Pending such approval, the deal is expected to close in the second quarter of 1998.

  Basis of Presentation--The accounting and reporting policies of the Bank conform to generally accepted accounting principles ("GAAP") and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

  Use of Estimates--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, SFS Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions.

  Liquidity Requirements--Regulations require the Bank to maintain an amount equal to 5% of deposits (net of loans on deposits) and short-term borrowings in cash and U. S. Government and other approved securities.

  Mortgage-backed Securities--Mortgage-backed securities ("MBSs") that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

  MBSs that the Bank intends to hold for indefinite periods of time are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax as a separate component of stockholder's equity until realized. MBSs in the available-for-sale portfolio may be used as part of the Bank's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

  The overall return or yield earned on MBSs depends on the amount of interest collected over the life of the security and the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives adjusted for anticipated prepayments. Although the

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997
Bank receives the full amount of principal if prepaid, the interest income that would have been collected during the remaining period to maturity, net of any discount or premium amortization, is lost. Accordingly, the actual yields and maturities of MBSs depend on when the underlying mortgage principal and interest are repaid. Prepayments primarily result when market interest rates fall below a mortgage's contractual interest rate and it is to the borrower's advantage to prepay the existing loan and obtain new, lower rate financing. In addition to changes in interest rates, mortgage prepayments are affected by other factors such as loan types and geographic location of the related properties.

  If the fair value of a MBS for sale declines for reasons other than temporary market conditions, the carrying value of such a MBS would be written down to current value by a charge to operations. Gains and losses on the sale of MBSs available-for-sale are determined using the specific-identification method. The Bank did not hold any MBSs classified as held-to-maturity or as trading securities during 1997.

  Loans Receivable--Loans receivable are stated at unpaid principal balances plus premium from acquisition less allowance for loan losses and deferred fees. The premium arising from fair value adjustments of the loans in business combinations is being accreted over the remaining contractual lives of the loans using the level-yield method adjusted for actual experience. Loans held for sale are carried at the lower of book value or fair value as determined by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources.

  Uncollectible interest on loans that are contractually past due 90 days or greater or not probable of collection is charged off. Income is subsequently recognized when cash payments are received and collectibility is probable, in which case the loan is returned to accrual status.

  Provision for Losses--Provisions for losses on loans have been provided based on amounts outstanding and historical experience. Provisions for losses include charges to reduce the recorded balance of mortgage loans and real estate to their estimated net realizable value or fair value less estimated selling costs, as applicable. Such provisions are based on management's estimate of the net realizable value or fair value of the collateral or real estate, as applicable, considering current and currently anticipated future operating or sales information which may be affected by changing economic and/or operating conditions beyond the Bank's control, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to their carrying value in the future.

  Real Estate Acquired in Settlement of Loans--Real estate acquired in settlement of loans is initially recorded at estimated fair value, less estimated selling costs, and is subsequently carried at the lower of depreciated cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and the projects. The ability to effect such sales is subject to market conditions and other factors, many of which are beyond the Bank's control.

  Office Properties and Equipment--Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years.

  Accretion and Amortization of Valuation Accounts from Acquisition--Discounts and premiums arising from fair value adjustments of assets and liabilities in business combinations are being amortized over the remaining contractual lives of the related assets or liabilities, using a method which approximates the level-yield method adjusted for actual experience.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

  Goodwill--Goodwill is being amortized on a straight-line basis over 25 years.

  Loan Origination and Commitment Fees--The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is credited in income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

  Pension Plan--Pension expense is computed on the basis of accepted actuarial methods and pension costs are funded as incurred.

  Income Taxes--The Bank is a member of a consolidated group of corporations as defined by the Internal Revenue Code and the Bank files its federal income tax return as part of a consolidated tax return. For financial reporting purposes, however, the Bank computes its tax on a separate company basis. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Core Deposit Premium--The premium resulting from the valuation of core deposits acquired in the purchase of the deposits of other financial institutions is amortized over a period (generally ten years) not exceeding the estimated average remaining life of the existing customer deposit base acquired. Such amortization is provided at the same rate the related deposits are expected to be withdrawn. The amortization period is periodically evaluated to determine if events and circumstances require the period to be reduced.

  Loan Servicing Rights--Purchased loan servicing rights represent the cost of acquiring the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying values of purchased loan servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using a pool-by-pool method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of purchased loan servicing rights do not purport to represent the amount that would be realized by a sale of these assets in the open market. Loan servicing rights earned by the Bank through the origination and subsequent sale of mortgages while retaining the right to service those mortgages are considered by management to be insignificant.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The basis for market information and other valuation methodologies are significantly affected by assumptions used including the timing of future cash flows, discount rates, judgments regarding economic conditions, risk characteristics and other factors. Because assumptions are inherently subjective in nature, the estimated fair values of certain financial instruments cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

    The estimated fair values of financial instruments at December 31, 1997, consist of the following:

                                                                    Estimated
                                                        Carrying       Fair
                                                         Value        Value
                                                      ------------ ------------
Financial assets:
 Cash and cash equivalents........................... $ 73,320,358 $ 73,320,358
 Loans receivable, net...............................  693,208,982  697,912,280
 Mortgage-backed securities..........................  369,555,494  369,555,494
 Accrued interest receivable.........................    6,257,386    6,257,386
 Federal Home Loan Bank stock........................   12,655,000   12,655,000
Financial liabilities:
 Demand deposits.....................................  413,521,512  413,521,512
 Time deposits.......................................  568,920,615  570,546,040
 Federal Home Loan Bank borrowings...................  105,000,000  105,880,000
Off-balance sheet financial instruments..............          --           --

  The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value net of allowance of approximately $4.7 million was not estimated, and therefore is included in estimated fair value at carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value of mortgage-backed securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank ("FHLB") stock is considered to be carrying value. The fair value of cash and cash equivalents is considered the same as its carrying value.

  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank borrowings is estimated using the rates currently offered for liabilities of similar remaining maturities.

  The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The unrealized gain or loss for off-balance sheet items is not significant.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

3. LOANS RECEIVABLE AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Loans receivable consisted of the following at December 31, 1997:

First mortgage loans (principally conventional):
 Collateralized by one-to-four family residences.................. $409,009,512
 Collateralized by other properties...............................   38,749,475
 Construction loans...............................................   18,927,643
 Other............................................................    1,507,524
                                                                   ------------
                                                                    468,194,154
 Undisbursed portion of construction loans........................   (6,194,146)
                                                                   ------------
  Total first mortgage loans......................................  462,000,008
Consumer and other loans:
 Automobile.......................................................  183,393,741
 Savings..........................................................    7,305,044
 Home equity and second mortgage..................................   10,967,267
 Commercial.......................................................    4,403,379
 Other............................................................   29,675,377
                                                                   ------------
  Total consumer and other loans..................................  235,744,808
Deferred loan costs, net..........................................      124,115
Allowance for loan losses.........................................   (4,659,949)
                                                                   ------------
  Loans receivable, net........................................... $693,208,982
                                                                   ============

  Loans to directors and executive officers totaled $281,929 at December 31, 1997. Such loans are made on substantially the same terms as those for other loan customers.

  The Bank, through its normal lending activity, originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Bank's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank and such changes could be significant.

  The Bank originates and purchases adjustable rate mortgage loans to hold for investment. The Bank also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of the 30 year loans to outside investors with servicing retained. Loans held for sale at December 31, 1997, are considered by management to be immaterial. Such loans bear interest substantially equal to market rates.

  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The Bank does not use financial instruments with off-balance sheet risk as part of its own asset/liability management program or for trading purposes.

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  The Bank had outstanding loan commitments and lines of credit aggregating approximately $9,814,300 at December 31, 1997. At December 31, 1997, the Bank had an outstanding letter of credit to secure the payment of principal and interest on a $970,000 municipal bond issue to finance the construction of a nursing home. The letter is collateralized by the Bank's mortgage-backed securities with an carrying value of approximately $801,000 at December 31, 1997.

4. LOAN SERVICING

  Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans at December 31, 1997, are summarized as follows:

   Mortgage loans underlying pass-through securities:
    FHLMC......................................................... $ 71,297,152
    Ginnie Mae....................................................  150,605,837
    Mortgage loan portfolios serviced for other investors.........   17,304,803
                                                                   ------------
     Total........................................................ $239,207,792
                                                                   ============

  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $3,500,000 at December 31, 1997. Of the loans serviced by the Bank at December 31, 1997, approximately $4,834,000 were sold with recourse.

5. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable on loans and mortgage-backed securities consisted of the following at December 31, 1997:

    Loans receivable................................................ $4,095,312
    Mortgage-backed securities......................................  2,162,074
                                                                     ----------
     Total.......................................................... $6,257,386
                                                                     ==========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

6. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

  The amortized cost and estimated fair value of pass-through mortgage-backed securities are summarized as follows at December 31, 1997:

                               Principal   Unamortized  Unearned     Amortized
                                Balance     Premiums    Discounts       Cost
                              ------------ ----------- -----------  ------------
Ginnie Mae................... $105,944,794 $2,120,140  $    (1,356) $108,063,578
Fannie Mae...................  174,888,901  1,658,955     (633,797)  175,914,059
FHLMC........................   80,875,349  1,527,681     (599,841)   81,803,189
                              ------------ ----------  -----------  ------------
 Total....................... $361,709,044 $5,306,776  $(1,234,994) $365,780,826
                              ============ ==========  ===========  ============
                                              Gross       Gross
                               Amortized   Unrealized  Unrealized    Estimated
                                  Cost        Gains      Losses      Fair Value
                              ------------ ----------- -----------  ------------
Ginnie Mae................... $108,063,578 $1,267,022  $         0  $109,330,600
Fannie Mae...................  175,914,059  1,511,514     (320,863)  177,104,710
FHLMC........................   81,803,189  1,319,115       (2,120)   83,120,184
                              ------------ ----------  -----------  ------------
 Total....................... $365,780,826 $4,097,651  $  (322,983) $369,555,494
                              ============ ==========  ===========  ============

  Mortgage-backed securities with carrying values of approximately $239,443,000 at December 31, 1997, had adjustable rates.

  The carrying value of mortgage-backed securities pledged was approximately $775,000 for letters of credit, $6,699,000 for treasury, tax and loan accounts, and $9,544,000 for public fund deposits at December 31, 1997.

7. ALLOWANCE FOR LOAN LOSSES

  Following is a summary of the activity in the allowance for losses on loans:

   BALANCE, JANUARY 7, 1997......................................... $5,058,282
    Provision for losses............................................  2,154,998
    Charge-offs, net of recoveries.................................. (2,553,331)
                                                                     ----------
   BALANCE, DECEMBER 31, 1997....................................... $4,659,949
                                                                     ==========

8.OFFICE PROPERTIES AND EQUIPMENT

  Office properties and equipment consisted of the following at December 31, 1997:

   Land............................................................ $ 4,897,408
   Buildings and improvements......................................  11,301,694
   Furniture and equipment.........................................   3,851,173
                                                                    -----------
    Total..........................................................  20,050,275
   Accumulated depreciation........................................  (2,068,445)
                                                                    -----------
    Office properties and equipment, net........................... $17,981,830
                                                                    ===========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

9.DEPOSITS

  Deposits consisted of the following at December 31, 1997:

   Demand and NOW accounts, including noninterest-bearing
    deposits of $70,473,551 in 1997............................. $255,092,537
   Money market.................................................   56,981,819
   Statement and passbook savings...............................  101,447,156
   Certificates of deposit......................................  568,920,615
                                                                 ------------
       Total deposits........................................... $982,442,127
                                                                 ============

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $22,873,000 at December 31, 1997.

  At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

   Year ending December 31:
    1998........................................................... $426,615,681
    1999...........................................................  109,051,452
    2000...........................................................   19,395,789
    2001...........................................................    3,268,776
    2002...........................................................    9,928,328
    Thereafter.....................................................      660,589
                                                                    ------------
       Total....................................................... $568,920,615
                                                                    ============

  Interest expense on deposits for the period ended December 31, 1997, is summarized below:

   Demand, NOW,
    money market
    and statement
    and passbook
    savings......  $ 8,135,897
   Certificates
    accounts.....   30,543,295
   Early
    withdrawal
    penalties....     (245,273)
                   -----------
       Total
        interest
        expense
        on
        deposits.. $38,433,919
                   ===========

  At December 31, 1997, the Bank had pledged mortgage-backed securities with a carrying value of approximately $9,544,000 as collateral for public fund deposits.

10.FEDERAL HOME LOAN BANK BORROWINGS

  The Bank had advances from the FHLB as follows at December 31, 1997:

                                                          Weighted
                                                          Average
                                                          Interest
                                                            Rate     Advances
                                                          -------- ------------
   Maturing during year ending December 31:
    1998.................................................   5.19%  $ 15,000,000
    1999.................................................   6.28%    30,000,000
    2000.................................................   6.33%    30,000,000
    2001.................................................   6.39%    30,000,000
                                                                   ------------
       Total.............................................          $105,000,000
                                                                   ============

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

  As a member of the FHLB, the Bank is required to maintain an investment in capital stock of the FHLB of Dallas in an amount equal to the greater of 1% of its outstanding home loans or 1/20 of its outstanding advances from the FHLB of Dallas. No ready market exists for such stock and it has no quoted market value. Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgage loans.

11.REGULATORY MATTERS

  The Bank is subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) to risk weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

  The most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are also presented in the table (amounts in thousands):

                                                                   Required To
                                                                       Be
                                                                   Categorized
                                                                     As Well
                                                                   Capitalized
                                                   Required For   Under Prompt
                                                      Capital      Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
As of December 31, 1997:
 Tangible capital to adjusted total
  assets........................... $87,861  7.40% $17,805 1.50%      N/A   N/A
 Core capital to adjusted total
  assets........................... $87,861  7.40% $35,609 3.00%  $59,349  5.00%
 Total capital to risk weighted
  assets........................... $92,424 15.69% $47,119 8.00%  $58,899 10.00%
 Tier I capital to risk weighted
  assets........................... $87,861 14.92%     N/A  N/A   $35,340  6.00%

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

12.REAL ESTATE OPERATIONS

  Income from real estate operations consisted of the following for the period from January 7, 1997 to December 31, 1997:

   Rental income, net................................................. $400,505
   Recognized net loss on sales of real estate........................ (138,745)
                                                                       --------
       Income from real estate operations, net........................ $261,760
                                                                       ========

13.RETIREMENT BENEFITS

  NationsBank provides a noncontributory defined benefit pension plan which covers substantially all employees of NationsBank and its subsidiaries. Pension benefits are based upon the employee's length of service and compensation during the final years of employment. During the period from January 7, 1997 to December 31, 1997, the Bank recognized $114,480 of cost under the NationsBank plan. NationsBank also provides postemployment life and contributory medical benefits to retired employees of NationsBank and its subsidiaries including the Bank. NationsBank includes Bank employees in its recorded liability. Amounts paid to NationsBank and costs recognized by the Bank related to these benefits during 1997 were not significant.

14.INCOME TAXES

  The income tax provision for the period from January 7, 1997 to December 31, 1997, consists of the following:

   Current:
    Federal.......................................................  $ 9,984,211
    State.........................................................      995,148
                                                                    -----------
       Total current provision....................................   10,979,359
   Deferred tax benefit...........................................   (1,788,123)
                                                                    -----------
       Income tax provision.......................................  $ 9,191,236
                                                                    ===========

  A reconciliation of federal income tax expense on pre-tax income at the statutory rate with income tax expense reported is as follows:

   Tax at the statutory rate.......................................  $7,039,593
   State income taxes, net of federal benefit......................     991,484
   Non-deductible goodwill.........................................   1,173,876
   Other, net......................................................     (13,717)
                                                                     ----------
       Income tax provision........................................  $9,191,236
                                                                     ==========

  The Bank is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the bad debt expense used for financial reporting purposes.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997

  As of December 31, 1997, the Bank's deferred tax asset account was comprised of the following:

   Deferred tax assets:
    Intangible assets............................................... $4,258,626
    Investment securities...........................................  1,047,905
    Fixed assets....................................................    342,595
    Other, net......................................................      7,157
                                                                     ----------
       Total deferred tax assets....................................  5,656,283
   Deferred tax liabilities:
    Mortgage-backed securities......................................  1,887,334
    Reserve for loan losses.........................................  1,589,812
    Other, net......................................................    373,660
                                                                     ----------
       Total deferred tax liabilities...............................  3,850,806
                                                                     ----------
       Net deferred tax asset....................................... $1,805,477
                                                                     ==========

  The Bank files a consolidated federal income tax return with NationsBank. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax which would be payable if the Bank had filed a separate return.

15.COMMITMENTS

  The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 12 years. These leases all contain renewal options with varying periods. Rental expense amounted to approximately $546,442 for the period from January 7, 1997 to December 31, 1997. A schedule of future minimum rental payments under operating leases, as of December 31, 1997, follows:

   Year ending December 31:
    1998............................................................. $  525,037
    1999.............................................................    432,834
    2000.............................................................    353,791
    2001.............................................................    328,947
    2002.............................................................    160,381
    Thereafter.......................................................    567,503
                                                                      ----------
       Total......................................................... $2,368,493
                                                                      ==========

16.LOAN SERVICING RIGHTS

  Following is a summary of the changes in purchased loan servicing rights:

   BALANCE, JANUARY 7, 1997......................................... $2,268,198
    Amortization....................................................    276,968
                                                                     ----------
   BALANCE, DECEMBER 31, 1997....................................... $1,991,230
                                                                     ==========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
               (A WHOLLY-OWNED SUBSIDIARY OF NATIONSBANK, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) for the period from January 7, 1997 to December 31, 1997
  Under OTS regulations, the lower of the amortized carrying value, 90% of the fair market value or 90% of the original cost of purchased mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

17.CONTINGENCIES

  In the normal course of the banking business, there are various commitments, legal proceedings and contingencies which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no material losses are expected to result from any such commitments, legal proceedings or contingencies.

  At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1997 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1997 consolidated financial statements cannot presently be determined.

  The Bank's asset base is exposed to risk including the risk resulting from changes in interest rates, market values of collateral for borrowings and changes in the timing of cash flows. The Bank analyzes the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. Based on such analyses at December 31, 1997, the Bank's management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Bank to hold its assets to maturity. However, the Bank is exposed to significant market risk in the event of significant and prolonged interest rate increases because certain fixed rate assets and certain variable rate assets that are capped are funded with short-term liabilities.

                                  * * * * * *

                         Independent Auditors' Report

The Board of Directors of
 Superior Federal Bank, F.S.B.:

  We have audited the accompanying consolidated statement of financial condition of Superior Federal Bank, F.S.B. (a wholly owned subsidiary of Boatmen's Bancshares, Inc.) and subsidiary (the "Bank") as of December 31, 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Bank at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Little Rock, Arkansas
January 13, 1997

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               December 31, 1996

                                                 1996
                                            --------------
                  ASSETS
Cash and cash equivalents.................  $   50,239,427
Loans receivable, net (Notes 3, 7, 10 and
 18)......................................     669,802,624
Mortgage-backed securities available for
 sale (Notes 3, 6 and 9)..................     437,076,510
Accrued interest receivable (Note 5)......       7,111,339
Federal Home Loan Bank stock (Note 10)....      11,929,000
Office properties and equipment, net
 (Notes 8 and 18)............................   19,061,546
Purchased loan servicing rights (Note
 16)......................................       2,268,197
Core deposit premium, net.................       4,564,110
Prepaid expenses and other assets (Note
 14)......................................       3,539,067
Real estate acquired in settlement of
 loans, net...............................         643,354
                                            --------------
TOTAL.....................................  $1,206,235,174
                                            ==============
   LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
 Deposits (Notes 9 and 18)................  $  990,202,926
 Federal Home Loan Bank borrowings (Note
  10).....................................     123,000,000
 Advance payments by borrowers for taxes
  and insurance...........................       3,722,438
 Other liabilities (Note 13)..............       4,788,955
                                            --------------
  Total liabilities.......................   1,121,714,319
COMMITMENTS AND CONTINGENCIES (Notes 3, 15
 and 17)
STOCKHOLDER'S EQUITY (Note 11):
 Common stock--$1 par value; 1,000 shares
  authorized, issued and outstanding......           1,000
 Capital in excess of par value...........      65,499,000
 Retained earnings........................      19,481,705
 Net unrealized depreciation on securities
  available for sale, net of taxes of
  $297,501................................        (460,850)
                                            --------------
 Total stockholder's equity...............      84,520,855
                                            --------------
TOTAL.....................................  $1,206,235,174
                                            ==============

                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

                       CONSOLIDATED STATEMENTS OF INCOME
                 for the years ended December 31, 1996 and 1995

                                                           1996        1995
                                                        ----------- -----------
INTEREST INCOME:
 Loans:
  First mortgage loans................................. $33,163,113 $32,174,581
  Consumer and other loans.............................  18,633,674  12,941,766
 Mortgage-backed securities............................  31,222,981  36,448,476
 Interest-bearing deposits.............................   1,709,997   1,126,836
 Other.................................................     679,003     746,956
                                                        ----------- -----------
   Total interest income...............................  85,408,768  83,438,615
INTEREST EXPENSE:
 Deposits (Note 9).....................................  41,668,588  42,578,339
 Other.................................................   7,063,851   6,747,362
                                                        ----------- -----------
   Total interest expense..............................  48,732,439  49,325,701
                                                        ----------- -----------
NET INTEREST INCOME....................................  36,676,329  34,112,914
PROVISION FOR LOAN LOSSES (Note 7).....................   1,125,000   1,050,000
                                                        ----------- -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....  35,551,329  33,062,914
OTHER INCOME:
 Loan servicing fees, net (Notes 4 and 16).............   1,330,380   1,241,647
 Deposit accounts and other fees.......................  18,682,978  17,235,829
 Income from real estate operations, net (Note 12).....     650,156     933,049
 Other.................................................   2,706,256   1,161,052
                                                        ----------- -----------
   Total other income..................................  23,369,770  20,571,577
OTHER EXPENSES:
 Salaries and employee benefits (Note 13)..............  16,352,091  14,721,125
 Net occupancy expense of premises (Note 15)...........   2,889,919   2,821,510
 Deposit insurance premium (Note 9)....................   8,910,747   2,420,738
 Data processing.......................................   3,113,584   2,462,056
 Advertising and promotion.............................   2,388,023   2,290,647
 Amortization of core deposit premium..................   1,530,376   1,713,200
 Postage and supplies..................................   2,700,683   2,384,162
 Equipment expense.....................................   2,254,945   2,071,203
 Other.................................................   6,221,271   5,642,409
                                                        ----------- -----------
   Total other expenses................................  46,361,639  36,527,050
                                                        ----------- -----------
INCOME BEFORE INCOME TAX PROVISION.....................  12,559,460  17,107,441
INCOME TAX PROVISION (Note 14).........................   4,925,537   6,710,394
                                                        ----------- -----------
NET INCOME............................................. $ 7,633,923 $10,397,047
                                                        =========== ===========

                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 for the years ended December 31, 1996 and 1995

                                                         Net Unrealized
                                                         Depreciation on
                                Capital in                 Securities        Total
                         Common  Excess of   Retained       Available    Stockholder's
                         Stock   Par Value   Earnings       For Sale        Equity
                         ------ ----------- -----------  --------------- -------------
BALANCE, JANUARY 1,
 1995................... $1,000 $65,499,000 $11,427,685                   $76,927,685
  Dividends.............                     (2,467,600)                   (2,467,600)
  Net income............                     10,397,047                    10,397,047
  Effect of adoption of
   A Guide to
   Implementation of
   Statement 115 on
   Accounting for
   Certain Debt and
   Equity Securities
   (Note 6).............                                    $(578,073)       (578,073)
                         ------ ----------- -----------     ---------     -----------
BALANCE, DECEMBER 31,
 1995...................  1,000  65,499,000  19,357,132      (578,073)     84,279,059
                         ------ ----------- -----------     ---------     -----------
  Dividends.............                     (7,509,350)                   (7,509,350)
  Net income............                      7,633,923                     7,633,923
  Net change in
   unrealized
   depreciation on
   securities available
   for sale.............                                      117,223         117,223
                         ------ ----------- -----------     ---------     -----------
BALANCE, DECEMBER 31,
 1996................... $1,000 $65,499,000 $19,481,705     $(460,850)    $84,520,855
                         ====== =========== ===========     =========     ===========


                See notes to consolidated financial statements.

                  SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1996 and 1995

                                                        1996          1995
                                                     -----------  ------------
OPERATING ACTIVITIES:
  Net income........................................ $ 7,633,923  $ 10,397,047
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses.......................   1,125,000     1,050,000
    Depreciation....................................   2,319,756     2,079,620
    Accretion of valuation accounts from
     acquisition....................................     562,260       600,933
    Amortization of purchased loan servicing
     rights.........................................     789,958     1,008,429
    Amortization of core deposit premium............   1,530,376     1,713,200
    Amortization of premiums on mortgage-backed
     securities, net................................   1,923,480     2,104,156
    Gains on sales of real estate...................     (26,227)     (296,723)
    Gain on sale of branch operations...............  (1,284,259)
    Proceeds from sales of loans held for sale......  24,216,422    19,129,332
    Decrease (increase) in accrued interest
     receivable.....................................     612,269      (711,326)
    Decrease in prepaid expenses and other assets...    (861,859)      155,381
    Decrease (increase) in other liabilities........    (750,163)      468,941
                                                     -----------  ------------
      Net cash provided by operating activities.....  37,790,936    37,698,990
INVESTING ACTIVITIES:
  Increase in loans receivable, net................. (68,514,103) (131,942,911)
  Principal payments on mortgage-backed securities..  84,651,744    82,039,226
  Purchase of Federal Home Loan Bank stock..........    (678,800)     (851,600)
  Proceeds from sales of real estate................     346,573     1,203,365
  Purchase of property and equipment................  (3,300,307)   (3,262,880)
                                                     -----------  ------------
      Net cash provided (used) in investing
       activities...................................  12,505,107   (52,814,800)
FINANCING ACTIVITIES:
  Net change in deposits, net of the effect of the
   sale of branch operations........................ (83,165,279)   23,695,823
  Proceeds of Federal Home Loan Bank advances.......   8,000,000    90,000,000
  Repayments of securities sold under agreements to
   repurchase.......................................               (80,000,000)
  Payments of dividends.............................  (7,509,350)   (2,167,600)
  Net (decrease) increase in advance payments by
   borrowers for taxes and insurance................  (1,452,502)    1,229,595
                                                     -----------  ------------
      Net cash provided (used) by financing
       activities................................... (84,127,131)   32,457,818
NET INCREASE (DECREASE) IN CASH..................... (33,831,088)   17,342,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....  84,070,515    66,728,507
                                                     -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......... $50,239,427  $ 84,070,515
                                                     ===========  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......... $48,761,199  $ 49,235,429
                                                     ===========  ============
  Cash paid during the period for income taxes...... $ 5,384,437  $  8,157,440
                                                     ===========  ============
SUPPLEMENTAL NONCASH ACTIVITIES:
  Additions to other real estate from settlement of
   loans............................................ $   625,615  $    539,237
                                                     ===========  ============
  Transfer of securities to available for sale
   portfolio........................................              $523,458,838
                                                                  ============
  Transfer of assets in settlement of sale of branch
   operations....................................... $ 9,929,516
                                                     ===========

                See notes to consolidated financial statements.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                for the years ended December 31, 1996 and 1995
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--Superior Federal Bank, F.S.B. (the "Bank") is a wholly-owned subsidiary of Boatmen's Bancshares, Inc. ("Boatmen's"). The Bank is a federally chartered savings association which provides a broad line of financial products to small to medium sized businesses and consumers. On January 7, 1997, NationsBank Corporation ("NationsBank") completed acquisition of Boatmen's. NationsBank has not informed Bank management of planned changes, if any, in the operations of the Bank.

  Basis of Presentation--The accounting and reporting policies of the Bank conform to generally accepted accounting principles and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

  Use of Estimates--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, SFS Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from depository institutions.

  Liquidity Requirements--Regulations require the Bank to maintain an amount equal to 5% of deposits (net of loans on deposits) and short-term borrowings in cash and U. S. Government and other approved securities.

  Mortgage-backed Securities--Mortgage-backed securities ("MBSs") that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

  MBSs that the Bank intends to hold for indefinite periods of time are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax as a separate component of stockholder's equity until realized. MBSs in the available-for-sale portfolio may be used as part of the Bank's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

  The overall return or yield earned on MBSs depends on the amount of interest collected over the life of the security and the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives adjusted for anticipated prepayments. Although the Bank receives the full amount of principal if prepaid, the interest income that would have been collected during the remaining period to maturity, net of any discount or premium amortization, is lost. Accordingly, the actual yields and maturities of MBSs depend on when the underlying mortgage principal and interest are repaid. Prepayments primarily result when market interest rates fall below a mortgage's contractual interest rate and it is to the borrower's advantage to prepay the existing loan and obtain new, lower rate financing. In addition to changes in interest rates, mortgage prepayments are affected by other factors such as loan types and geographic location of the related properties.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995
  If the fair value of a MBS for sale declines for reasons other than temporary market conditions, the carrying value of such a MBS would be written down to current value by a charge to operations. Gains and losses on the sale of MBSs available-for-sale are determined using the specific-identification method. The Bank did not hold any MBSs classified as trading securities during 1996 or 1995.

  Loans Receivable--Loans receivable are stated at unpaid principal balances plus premium from acquisition less allowance for loan losses and deferred fees. The premium arising from fair value adjustments of the loans in business combinations is being accreted over the remaining contractual lives of the loans using the level-yield method adjusted for actual experience. Loans held for sale are carried at the lower of book value or fair value as determined by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources.

  Uncollectible interest on loans that are contractually past due 90 days or greater or not probable of collection is charged off. Income is subsequently recognized when cash payments are received and collectibility is probable, in which case the loan is returned to accrual status.

  Provision for Losses--Provisions for losses on loans have been provided based on amounts outstanding and historical experience. Provisions for losses include charges to reduce the recorded balance of mortgage loans and real estate to their estimated net realizable value or fair value less estimated selling costs, as applicable. Such provisions are based on management's estimate of the net realizable value or fair value of the collateral or real estate, as applicable, considering current and currently anticipated future operating or sales information which may be affected by changing economic and/or operating conditions beyond the Bank's control, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to their carrying value in the future.

  Real Estate Acquired in Settlement of Loans--Real estate acquired in settlement of loans is initially recorded at the lower of cost or estimated fair value, less estimated selling costs, and is subsequently carried at the lower of depreciated cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and the projects. The ability to effect such sales is subject to market conditions and other factors, many of which are beyond the Bank's control.

  Office Properties and Equipment--Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years.

  Accretion and Amortization of Valuation Accounts from Acquisition--Discounts and premiums arising from fair value adjustments of assets and liabilities in business combinations are being amortized over the remaining contractual lives of the related assets or liabilities, using a method which approximates the level-yield method adjusted for actual experience.

  Loan Origination and Commitment Fees--The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is credited in income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995
  Pension Plan--Pension expense is computed on the basis of accepted actuarial methods and pension costs are funded as incurred.

  Income Taxes--The Bank is a member of a consolidated group of corporations as defined by the Internal Revenue Code and the Bank files its federal income tax return as part of a consolidated tax return. For financial reporting purposes, however, the Bank computes its tax on a separate company basis. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Core Deposit Premium--The premium resulting from the valuation of core deposits acquired in the purchase of the deposits of other financial institutions is amortized over a period (generally seven years) not exceeding the estimated average remaining life of the existing customer deposit base acquired. Such amortization is provided at the same rate the related deposits are expected to be withdrawn. The amortization period is periodically evaluated to determine if events and circumstances require the period to be reduced.

  Purchased Loan Servicing Rights--Purchased loan servicing rights represent the cost of acquiring the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying values of purchased loan servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using a pool-by-pool method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of purchased loan servicing rights do not purport to represent the amount that would be realized by a sale of these assets in the open market.

  Reclassification--Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The basis for market information and other valuation methodologies are significantly affected by assumptions used including the timing of future cash flows, discount rates, judgments regarding economic conditions, risk characteristics and other factors. Because assumptions are inherently subjective in nature, the estimated fair values of certain financial instruments cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

  The estimated fair values of financial instruments at December 31, 1996, consist of the following:

                                                                1996
                                                      -------------------------
                                                        Carrying    Estimated
                                                         Value      Fair Value
                                                      ------------ ------------
   Financial assets:
    Cash and cash equivalents.......................  $ 50,239,427 $ 50,239,427
    Loans receivable................................   669,802,624  650,471,000
    Mortgage-backed securities......................   437,076,510  437,076,510
    Accrued interest receivable.....................     7,111,339    7,111,339
    Federal Home Loan Bank stock....................    11,929,000   11,929,000
   Financial liabilities:
    Demand deposits.................................   396,160,737  396,160,737
    Time deposits...................................   594,042,189  591,862,000
    Federal Home Loan Bank borrowings...............   123,000,000  122,934,000
   Off-balance sheet financial instruments..........           --           --

  The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value net of allowance of approximately $5.0 million was not estimated, and therefore is included in estimated fair value at carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The fair value of mortgage-backed securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank stock is considered to be carrying value.

  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and Federal Home Loan Bank borrowings is estimated using the rates currently offered for liabilities of similar remaining maturities.

  The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The unrealized gain or loss for off-balance sheet items is not significant.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

3. LOANS RECEIVABLE AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Loans receivable consisted of the following at December 31, 1996:

   First mortgage loans (principally conventional):
    Collateralized by one-to-four family residences..............  $410,653,231
    Collateralized by other properties...........................    25,696,981
    Construction loans...........................................    21,735,107
    Other........................................................     1,248,474
                                                                   ------------
                                                                    459,333,793
    Undisbursed portion of construction loans....................    (8,430,519)
                                                                   ------------
     Total first mortgage loans..................................   450,903,274
   Consumer and other loans:
    Automobile...................................................   167,097,018
    Savings......................................................     8,601,720
    Home equity and second mortgage..............................    10,967,267
    Commercial...................................................     2,703,746
    Other........................................................    28,572,622
                                                                   ------------
     Total consumer and other loans..............................   217,942,373
   Acquisition premium...........................................     7,004,946
   Deferred loan fees, net.......................................      (989,687)
   Allowance for loan losses.....................................    (5,058,282)
                                                                   ------------
     Loans receivable, net.......................................  $669,802,624
                                                                   ============

  Loans to directors and executive officers totaled $216,665 at December 31, 1996. Such loans are made on substantially the same terms as those for other loan customers.

  The Bank, through its normal lending activity, originates and maintains loans receivable which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Bank's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank and such changes could be significant.

  The Bank originates and purchases adjustable rate mortgage loans to hold for investment. The Bank also originates 15 year and 30 year fixed rate mortgage loans and sells substantially all new originations of the 30 year loans to outside investors with servicing retained. Loans held for sale at December 31, 1996, are considered by management to be immaterial. Such loans bear interest substantially equal to market rates.

  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The Bank does not use financial instruments with off-balance sheet risk as part of its own asset/liability management program or for trading purposes.

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995 amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Such collateral consists primarily of residential properties.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  The Bank had outstanding loan commitments and lines of credit aggregating approximately $9,867,000 at December 31, 1996. At December 31, 1996, the Bank had an outstanding letter of credit to secure the payment of principal and interest on a $1,005,000 municipal bond issue to finance the construction of a nursing home. The letter is collateralized by the Bank's mortgage-backed securities with an amortized cost of approximately $829,000 and a market value of approximately $886,000 at December 31, 1996.

4. LOAN SERVICING

  Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans at December 31, 1996, are summarized as follows:

   Mortgage loans underlying pass-through securities:
   FHLMC.......................................................... $ 78,838,130
   GNMA...........................................................  172,587,628
   Mortgage loan portfolios serviced for other investors..........   20,469,512
                                                                   ------------
     Total........................................................ $271,895,270
                                                                   ============

  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $3,975,000 at December 31, 1996. Of the loans serviced by the Bank at December 31, 1996, approximately $6,549,000 were sold with recourse.

5. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable consisted of the following at December 31, 1996:

   Loans receivable................................................. $4,050,560
   Mortgage-backed securities.......................................  3,060,779
                                                                     ----------
     Total.......................................................... $7,111,339
                                                                     ==========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

6. MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

  The amortized cost and estimated fair value of pass-through mortgage-backed securities are summarized as follows at December 31, 1996:

                              Principal   Unamortized  Unearned     Amortized
                               Balance     Premiums    Discounts       Cost
                             ------------ ----------- -----------  ------------
   GNMA..................... $127,161,269 $1,937,786  $  (138,184) $128,960,871
   FNMA.....................  204,217,707  4,731,922                208,949,629
   FHLMC....................   98,468,815  1,888,985     (433,439)   99,924,361
                             ------------ ----------  -----------  ------------
     Total.................. $429,847,791 $8,558,693  $  (571,623) $437,834,861
                             ============ ==========  ===========  ============
                                             Gross       Gross
                              Amortized   Unrealized  Unrealized    Estimated
                                 Cost        Gains      Losses      Fair Value
                             ------------ ----------- -----------  ------------
   GNMA..................... $128,960,871 $1,841,090  $  (349,284) $130,452,677
   FNMA.....................  208,949,629    193,778   (2,968,764)  206,174,643
   FHLMC....................   99,924,361  1,351,208     (826,379)  100,449,190
                             ------------ ----------  -----------  ------------
     Total.................. $437,834,861 $3,386,076  $(4,144,427) $437,076,510
                             ============ ==========  ===========  ============


  Mortgage-backed securities with carrying values of approximately $288,957,000 at December 31, 1996, had adjustable rates.

  The amortized cost of mortgage-backed securities pledged was approximately $829,000 for letters of credit, $8,080,000 for treasury, tax and loan accounts, and $11,665,000 for public fund deposits at December 31, 1996.

  In November 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (the "Guide"). The Guide provides that an enterprise may, concurrent with initial adoption of the Guide but no later than December 31, 1995, reassess the appropriateness of the classification of all securities held at that time and account for any resulting reclassification from the held-to-maturity category at fair value in accordance with SFAS 115, paragraph
15. Such reclassifications resulting from this one-time reassessment do not call into question the intent of an enterprise to hold other debt securities to maturity in the future. The Bank adopted the implementation guidance during December 1995 and reclassified all mortgage-backed securities from held-to-maturity to available-for-sale.

7. ALLOWANCE FOR LOAN LOSSES

  Following is a summary of the activity in the allowance for losses on loans:

   BALANCE, JANUARY 1, 1995......................................... $4,685,869
    Provision for losses............................................  1,050,000
    Charge-offs, net of recoveries..................................   (805,711)
                                                                     ----------
   BALANCE, DECEMBER 31, 1995.......................................  4,930,158
    Provision for losses............................................  1,125,000
    Charge-offs, net of recoveries..................................   (996,876)
                                                                     ----------
   BALANCE, DECEMBER 31, 1996....................................... $5,058,282
                                                                     ==========

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

8. OFFICE PROPERTIES AND EQUIPMENT

  Office properties and equipment consisted of the following at December 31, 1996:

   Land............................................................ $ 4,455,671
   Buildings and improvements......................................  14,464,347
   Furniture and equipment.........................................   8,639,929
                                                                    -----------
    Total..........................................................  27,559,947
   Accumulated depreciation........................................  (8,498,401)
                                                                    -----------
    Office properties and equipment, net........................... $19,061,546
                                                                    ===========

9. DEPOSITS

  Deposits consisted of the following at December 31, 1996:

   Demand and NOW accounts, including noninterest-bearing depos-
    its of $58,684,705 in 1996..................................  $235,695,222
   Money market.................................................    58,664,450
   Statement and passbook savings...............................   101,801,065
   Certificates of deposit......................................   594,042,189
                                                                  ------------
    Total deposits..............................................  $990,202,926
                                                                  ============

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $24,852,000 at December 31, 1996.

  At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

   Year ending December 31:
   1997........................................................... $476,934,190
   1998...........................................................   64,948,594
   1999...........................................................   39,587,131
   2000...........................................................    3,767,901
   2001...........................................................    2,258,185
   Thereafter.....................................................    6,546,188
                                                                   ------------
    Total......................................................... $594,042,189
                                                                   ============

  Interest expense on deposits for the years ended December 31, 1996 and 1995, is summarized below:

                                                       1996         1995
                                                    -----------  -----------
   Demand, NOW, money market and statement and
    passbook savings............................... $ 7,850,965  $ 7,962,556
   Certificates accounts...........................  34,063,456   34,864,165
   Early withdrawal penalties......................    (245,833)    (248,382)
                                                    -----------  -----------
    Total interest expense on deposits............. $41,668,588  $42,578,339
                                                    ===========  ===========

  At December 31, 1996, the Bank had pledged mortgage-backed securities of approximately $11,665,000, as collateral for public fund deposits.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

  Eligible deposits of the Bank are insured up to $100,000 by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits.

  Legislation, passed by the U. S. House of Representatives and the Senate, was signed into law by the President on September 30, 1996, to recapitalize the SAIF. The special assessment was fully anticipated by the Bank because legislation had been close to enactment on several occasions over the past year. As a result of such legislation, the Bank was required to pay a one-time special assessment of 65.7 cents for every $100 of deposits which amounted to $6.7 million pre-tax with a $4.4 million after-tax effect.

  The legislation also mandated that SAIF-insured institutions' (such as the Bank) deposit insurance premiums decline to approximately 6.4 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $1,600,000 (based on current deposit levels).

10. FEDERAL HOME LOAN BANK BORROWINGS

  The Bank had advances from the FHLB as follows at December 31, 1996:

                                                          Weighted
                                                          Average
                                                          Interest
                                                            Rate     Advances
                                                          -------- ------------
   Maturing during year ending December 31:
    1997.................................................   5.80%  $  8,000,000
    1997.................................................   4.93%    10,000,000
    1998.................................................   5.19%    15,000,000
    1999.................................................   6.28%    30,000,000
    2000.................................................   6.33%    30,000,000
    2001.................................................   6.39%    30,000,000
                                                                   ------------
     Total...............................................          $123,000,000
                                                                   ============

  As a member of the FHLB, the Bank is required to maintain an investment in capital stock of the FHLB of Dallas in an amount equal to the greater of 1% of its outstanding home loans or 1/20 of its outstanding advances from the FHLB of Dallas. No ready market exists for such stock and it has no quoted market value. Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgage loans.

11. REGULATORY MATTERS

  The Bank is subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total and Tier I capital (as defined) to risk weighted assets (as defined). Management believes, as of December 31, 1996 that the Bank meets all capital adequacy requirements to which it is subject.

  Prior to December 31, 1996, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios as of December 31, 1996 are presented in the following table (amounts in thousands):

                                                                    Required
                                                                   To Be Well
                                                                   Capitalized
                                                     Required     Under Prompt
                                                    For Capital    Corrective
                                                     Adequacy        Action
                                       Actual        Purposes      Provisions
                                    -------------  -------------  -------------
                                    Amount  Ratio  Amount  Ratio  Amount  Ratio
                                    ------- -----  ------- -----  ------- -----
 Tangible capital to adjusted total
  assets                            $80,191  6.60% $18,228 1.50%      N/A   N/A
 Core capital to adjusted total
  assets........................... $80,191  6.60% $36,456 3.00%  $60,761  5.00%
 Total capital to risk weighted
  assets........................... $85,140 15.06% $45,230 8.00%  $56,537 10.00%
 Tier I capital to risk weighted
  assets........................... $80,191 14.18% $22,615 4.00%  $33,922  6.00%

12. REAL ESTATE OPERATIONS

  Income from real estate operations consisted of the following for the years ended December 31, 1996 and 1995:

                                                                1996     1995
                                                              -------- --------
   Rental income, net........................................ $623,929 $643,933
   Recognized gross profit on sales of real estate...........   26,227  289,116
                                                              -------- --------
     Total income............................................ $650,156 $933,049
                                                              ======== ========

13. RETIREMENT BENEFITS

  Boatmen's provides a noncontributory defined benefit pension plan which covers substantially all employees of Boatmen's and its subsidiaries. Pension benefits are based upon the employee's length of service and compensation during the final years of employment. During the years ended December 31, 1996 and 1995, the Bank recognized $486,000 and $224,400, respectively, of cost under the Boatmen's plan. Boatmen's also provides postemployment life and contributory medical benefits to retired employees of Boatmen's and its subsidiaries including the Bank. Boatmen's includes Bank employees in its recorded liability. Amounts paid to Boatmen's and costs recognized by the Bank related to these benefits during 1996 and 1995 were not significant.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995
14. INCOME TAXES

  Income tax provision for the years ended December 31, 1996 and 1995, consists of the following:

                                                            1996        1995
                                                         ----------  ----------
   Current:
    Federal............................................. $4,636,123  $6,366,091
    State...............................................    961,278   1,151,635
                                                         ----------  ----------
     Total current provision............................  5,597,401   7,517,726
   Deferred tax benefit.................................   (671,864)   (807,332)
                                                         ----------  ----------
     Income tax provision............................... $4,925,537  $6,710,394
                                                         ==========  ==========

  A reconciliation of federal income tax expense on pre-tax income at the statutory rate with income tax expense reported is as follows:

                                                            1996        1995
                                                         ----------  ----------
   Tax at the statutory rate............................ $4,395,811  $5,987,604
   State income taxes, net of federal benefit...........    531,265     723,645
   Other, net...........................................     (1,539)       (855)
                                                         ----------  ----------
    Income tax provision................................ $4,925,537  $6,710,394
                                                         ==========  ==========

  The Bank is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the bad debt expense used for financial reporting purposes.

  As of December 31, 1996, the Bank's deferred tax asset account was comprised of the following:

   Deferred tax assets:
    Reserve for loan losses........................................  $  270,388
    Intangible assets..............................................   2,397,881
    Investment securities..........................................     297,501
    Other, net.....................................................     656,252
                                                                     ----------
     Total deferred tax assets.....................................   3,622,022
   Deferred tax liabilities:
    Loans..........................................................    (312,856)
    Mortgage-backed securities.....................................    (410,135)
    FHLB stock.....................................................    (974,923)
    Reserve for loan losses........................................         --
    Other, net.....................................................     (19,420)
                                                                     ----------
     Total deferred tax liabilities................................  (1,717,334)
                                                                     ----------
     Net deferred tax asset........................................  $1,904,688
                                                                     ==========

  The Bank files a consolidated federal income tax return with Boatmen's. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax which would be payable if the Bank had filed a separate return.

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995
15. COMMITMENTS

  The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 12 years. These leases all contain renewal options with varying periods. Rental expense amounted to approximately $490,025 and $551,282 for the years ended December 31, 1996 and 1995, respectively. A schedule of future minimum rental payments under operating leases, as of December 31, 1996, follows:

   Year ending December 31:
    1997............................................................  $  416,558
    1998............................................................     326,017
    1999............................................................     262,074
    2000............................................................     183,181
    2001............................................................     166,037
    Thereafter......................................................     673,814
                                                                      ----------
     Total..........................................................  $2,027,681
                                                                      ==========

16. PURCHASED LOAN SERVICING RIGHTS

  Following is a summary of the changes in purchased loan servicing rights:

    BALANCE, JANUARY 1, 1995.......................................  $4,066,584
     Amortization..................................................  (1,008,429)
                                                                     ----------
    BALANCE, DECEMBER 31, 1995.....................................   3,058,155
     Amortization..................................................    (789,958)
                                                                     ----------
    BALANCE, DECEMBER 31, 1996.....................................  $2,268,197
                                                                     ==========

  Under OTS regulations, the lower of the amortized carrying value, 90% of the fair market value or 90% of the original cost of purchased mortgage servicing rights may be included in calculating all three FIRREA capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

17. CONTINGENCIES

  In the normal course of the banking business, there are various commitments, legal proceedings and contingencies which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no material losses are expected to result from any such commitments, legal proceedings or contingencies.

  At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1996 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1996 consolidated financial statements cannot presently be determined.

  The Bank's asset base is exposed to risk including the risk resulting from changes in interest rates, market values of collateral for borrowings, and changes in the timing of cash flows. The Bank analyzes the effect of

                 SUPERIOR FEDERAL BANK, F.S.B. AND SUBSIDIARY
           (A WHOLLY-OWNED SUBSIDIARY OF BOATMEN'S BANCSHARES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                for the years ended December 31, 1996 and 1995 such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. Based on such analyses at December 31, 1996, the Bank's management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Bank to hold its assets to maturity. However, the Bank is exposed to significant market risk in the event of significant and prolonged interest rate increases, because certain fixed rate assets and certain variable rate assets that are capped are funded with short-term liabilities.

18. SALE OF BRANCH OPERATIONS

  In June of 1996, the Bank sold two branches located in Oklahoma in order to comply with federal regulatory requirements relating to the concentration of deposits. Deposits of approximately $53,388,000 were assumed by the purchaser, and cash and other assets with carrying values of approximately $42,180,000 and $9,930,000, respectively, were transferred to the purchaser. This resulted in a gain of $1,284,000 recorded by the Bank.

                                  * * * * * *

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                             EXHIBITS TO FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                          Commission File No. 0-25239

                               ----------------

                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                   Sequentially
                                                                     Numbered
  Exhibits                       Description                           Page
  --------                       -----------                       ------------
 Exhibit  3    --  Articles of Incorporation and Bylaws:

          3.1  --  Restated and Amended Certificate of
                    Incorporation of Superior Financial Corp.
                    ("Superior")................................

          3.2  --  Bylaws of Superior...........................

               --  Instruments defining the rights of security
 Exhibit  4         holders:

          4.1  --  Form of Equity Subscription Agreement among
                    Superior, Keefe, Bruyette & Woods, Inc.
                    ("KBW") and various investors named therein,
                    dated April 1, 1998.........................

          4.2  --  Form of Registration Rights Agreement between
                    Superior, KBW and various investors named
                    therein, dated April 1, 1998................

          4.3  --  Form of Common Stock Certificate of
                    Superior....................................

          4.4  --  Article 4 of Superior's Amended and Restated
                    Certificate of Incorporation (included in
                    Exhibit 3.1)................................
          4.5  --  All instruments defining the rights of
                    holders of long-term debt of Superior and
                    its subsidiaries. Not filed pursuant to
                    clause 4 (iii) of Item 601(b) of Regulation
                    S-K, to be furnished upon request of the
                    Commission..................................

 Exhibit 10    --  Material Contracts:

         10.1  --  Custody and Security Agreement between
                    Superior and Bank of New York ("BONY"), as
                    Trustee, dated April 1, 1998................

         10.2  --  Securities Account Control Agreement between
                    Superior, Trustee and BONY, dated April 1,
                    1998........................................

         10.3  --  Founders Agreement between Superior and C.
                    Stanley Bailey, dated December 2, 1997......

         10.4  --  Founders Agreement between Superior and KBW,
                    dated December 2, 1997......................

         10.5  --  Founders Agreement between Superior and
                    Financial Stocks, Inc., dated December 2,
                    1997........................................

         10.6  --  Agreement between C. Marvin Scott and
                    Superior, dated January 1, 1998.............

         10.7  --  1998 Long Term Incentive Plan................

         10.8  --  Stock Purchase Agreement by and among
                    Superior, NB Holdings Corporation and
                    Superior Federal Bank, F.S.B. providing for
                    the acquisition of the stock of Superior
                    Federal Bank, F.S.B. by Superior, dated as
                    of December 3, 1997.........................

         10.9  --  Agreement between Rick D. Gardner and
                    Superior dated September 21, 1998...........

               --  Statement Regarding Computation of Ratio of
 Exhibit 12         Earnings to Fixed Charges...................

               --  Letter regarding change in certifying
 Exhibit 16         accountant

       16.1    --  Letter of Deloitte & Touche LLP

 Exhibit 21    --  List of subsidiaries of the Registrant.......

 Exhibit 24    --  Power of Attorney............................

 Exhibit 27    --  Financial Data Schedules.....................


  (b)  Reports on Form 8-K. None.