Form 10-Q
period 1999-03-31
SUPERIOR FINANCIAL CORP /AR/
filed 1999-05-17
CIK 1060770

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               ------------------------------------------------
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER #0-25239

                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               51-0379417
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 5000 Rogers Avenue, Fort Smith Arkansas  72903
                 ----------------------------------------------
                    (Address of principle executive offices)


                                 (501) 484-4305
                        -------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

     YES  [X]   NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                               Outstanding at March 31, 1999
--------------------------------------------------------------------------------
 Common Stock, $0.01 Par Value                            10,080,503

                           SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets
         March 31, 1999 (unaudited) and December 31, 1998                    2

         Consolidated statement of income,
         Three months ended March 31, 1999 (unaudited)                       3

         Consolidated statement of cash flows,
         Three months ended March 31, 1999 (unaudited)                       4

         Notes to consolidated financial statements (unaudited)              5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                              15

Item 3.  Defaults upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of                                 15
         Security Holders

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  16

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities; (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior are greater than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in securities markets; and (ix) events specifically relating to Year 2000 readiness. When used in this Report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates", and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                                     SUPERIOR FINANCIAL CORP.
                                                    CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)
                                                                                          March 31,             December 31,
                                                                                             1999                   1998
                                                                                     -------------------      ------------------
                                                                                         (unaudited)
Assets
Cash and cash equivalents                                                                     $   41,568             $   81,425
Investments available for sale, net                                                              391,256                364,061
Loans available for sale                                                                          16,577                      -
Loans receivable                                                                                 894,419                825,633
Less: allowance for loan losses                                                                   10,743                 10,472
                                                                                      -------------------     ------------------
Loans receivable, net                                                                            883,676                815,161
Accrued interest receivable                                                                        8,554                  7,526
Federal Home Loan Bank stock                                                                      15,157                 10,950
Premises and equipment, net                                                                       26,398                 26,213
Mortgage servicing rights, net                                                                     2,138                  2,198
Prepaid expenses and other assets                                                                  4,502                  4,199
Goodwill                                                                                          65,434                 64,130
Real estate acquired in settlement of loans, net                                                     502                    331
Deferred acquisition costs                                                                         2,478                  2,522
                                                                                      -------------------     ------------------
     Total assets                                                                             $1,458,240             $1,378,716
                                                                                      ===================     ==================
Liabilities and stockholders' equity:
Liabilities:
     Deposits                                                                                 $  975,449             $  970,821
     Federal Home Loan Bank borrowings                                                           294,519                216,500
     Note payable                                                                                 13,000                 20,000
     Senior notes                                                                                 60,000                 60,000
     Custodial escrow balances                                                                     3,914                  4,011
     Other liabilities                                                                             7,653                  5,572
                                                                                      -------------------     ------------------
         Total liabilities                                                                     1,354,535              1,276,904
Stockholders' equity:
     Common stock                                                                                    101                    101
     Capital in excess of par value                                                               94,749                 94,749
     Retained earnings                                                                             9,170                  6,655
     Accumulated other comprehensive income (loss)                                                  (315)                   307
                                                                                      -------------------     ------------------
         Total stockholders' equity                                                              103,705                101,812
                                                                                      -------------------     ------------------
             Total liabilities and stockholders' equity                                       $1,458,240             $1,378,716
                                                                                      ===================     ==================
                               See accompanying notes.


                             SUPERIOR FINANCIAL CORP.
                         CONSOLIDATED STATEMENT OF INCOME
                    For the three months ended March 31, 1999
                            (In thousands, unaudited)


       Interest income:
          Loans                                                                   $ 17,031
          Investments                                                                6,107
          Interest-bearing deposits                                                     42
          Other                                                                         92
                                                                             --------------
       Total interest income                                                        23,272

       Interest expense:
          Deposits                                                                   8,395
          Short-term borrowings                                                        544
          Long-term borrowings                                                       4,465
                                                                             --------------
      Total interest expense                                                        13,404
                                                                             --------------
      Net interest income                                                            9,868
      Provision for loan losses                                                        570
                                                                             --------------
      Net interest income after provision for loan losses                            9,298

      Noninterest income:
         Service charges on deposit accounts                                         4,983
         Mortgage operations, net                                                      671
         Income from real estate operations, net                                       116
         Other                                                                         521
                                                                             --------------
      Total noninterest income                                                       6,291

      Noninterest expense:
         Salaries and employee benefits                                              5,144
         Occupancy expense                                                             744
         Deposit insurance premium                                                     130
         Data and item processing                                                    1,047
         Advertising and promotion                                                     491
         Amortization of goodwill                                                      822
         Postage and supplies                                                          782
         Equipment expense                                                             378
         Other                                                                       1,954
                                                                             --------------
      Total noninterest expense                                                     11,492

      Income before income taxes                                                     4,097
      Income taxes                                                                   1,582
                                                                             --------------
      Net income                                                                   $ 2,515
                                                                             ==============
      Basic and diluted earnings per common share                                   $ 0.25

                             See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                           STATEMENT OF CASH FLOWS
                   For the three month ended March 31, 1999
                           (In thousands, unaudited)


    Operating activities
    Net income                                                                                       $ 2,515
    Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                         570
       Depreciation                                                                                      353
       Deferred income taxes                                                                             545
       Amortization of mortgage servicing rights                                                          60
       Amortization of acquisition costs                                                                  44
       Amortization of premiums on mortgage-backed securities, net                                       384
       Amortization of goodwill                                                                          822
       Amortization of debt issuance costs                                                               122
       Gain on sale of loans                                                                             (57)
       Mortgage loans originated for sale                                                            (11,479)
       Proceeds from sale of mortgage loans held for sale                                             14,685
       Increase in accrued interest receivable                                                        (1,028)
       Increase in prepaid expenses and other assets                                                  (2,895)
       Increase in other liabilities                                                                   1,536
                                                                                                -------------
    Net cash provided by operating activities                                                          6,177

    Investing activities
       Increase in loans receivable, net                                                             (88,811)
       Purchase of investments                                                                       (49,712)
       Purchase FHLB stock                                                                            (4,208)
       Proceeds from sale of real estate                                                                 174
       Principal payments on mortgage-backed securities                                               21,511
       Purchases of premises and equipment                                                              (538)
                                                                                                -------------
    Net cash used in investing activities                                                           (121,584)

    Financing activities
       Net increase in deposits                                                                        4,628
       Principal payment on Colonial Bank debt                                                        (7,000)
       Proceeds from FHLB borrowings                                                               1,960,019
       Reduction in FHLB borrowings                                                               (1,882,000)
       Net decrease in custodial escrow balances                                                         (97)
                                                                                                -------------
    Net cash provided by financing activities                                                         75,550
                                                                                                -------------

    Net decrease in cash                                                                             (39,857)
    Cash and cash equivalents, beginning of period                                                    81,425
                                                                                                -------------
    Cash and cash equivalents, end of period                                                        $ 41,568
                                                                                                =============


                                      See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.   Summary of Significant Accounting Policies

Nature of Operations

     Superior Financial Corp. ("SFC" or "Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Fort Smith, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small-and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, SFC acquired the Bank from NationsBank, Inc. for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Per Share Data

     The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Earnings per share for the three month period ended March 31, 1999 was calculated based on the number of basic and diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method.

     Basic and diluted earnings per common share is computed as follows (in thousands, except per share amounts):

                                                    Three Months
                                                       Ended
                                                   March 31, 1999
                                                   --------------

     Common shares-weighted averages (basic)            10,080
     Common share equivalents-weighted averages             -
     Common share-weighted average (diluted)            10,080
     Net income                                        $ 2,515
     Basic and diluted earnings per common share       $  0.25


3.   Recently Issued Accounting Guidance

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available for sale securities be included in other comprehensive income.

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

     In June 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt FAS 133 effective January 1, 2000. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial position.

4.   Branch Sale

     During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The sale of this branch resulted in a gain of $450,000, which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits for the sold branch were approximately $10.7 million. These deposits were funded by the Company through the reduction of interest bearing deposits held by the Company at the Federal Home Loan Bank.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SUPERIOR FINANCIAL CORP.

     The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring
Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company completed the Private Placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's balance sheets and statement of income. Readers of this report should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

     The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the insurer of its deposits. In addition, the Company is a registered savings and loan holding company subject to OTS regulation, examination, supervision and reporting.

     The Company provides a wide range of retail and small business services including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, credit related life and disability insurance, safe deposit boxes and telephone banking.

     The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 159,000 checking customers with average non-interest revenue of approximately $113 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Results of Operations

Company
     Prior to the acquisition of the Bank of April 1, 1998, the Company did not have any operations, other than the costs associated with the transaction and the private placement offering of the Company's common stock and debt. The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded solely from the operations of the Bank.

     Total assets and total stockholders' equity at March 31, 1999 were $1.46 billion and $103.7 million, respectively. The $13 million Note Payable with Colonial Bank (a $7 million principal payment was made on this note in February, 1999, reducing the balance from $20 million to $13 million) and the $60 million Senior Notes used to finance the acquisition of the Bank are recorded as liabilities of the Company.

     Net income for the three months ended March 31, 1999 was $2.51 million.
Net income per share-basic and diluted for the three months ended March 31, 1999 were $0.25. The interest expense on the Note Payable and the Senior Notes is recorded by the Company and was $1.7 million for the three months ended March 31, 1999. This interest represents the primary difference between the operations of the Company and those of the Bank. The Company had return on average assets of 0.71% and return on average common equity of 9.85% for the three months ended March 31, 1999.

     The following discussion on the Bank compares the results of operations for the Bank on a stand-alone basis for the three months ended March 31, 1999 to that of the Bank for the three months ended March 31, 1998. The following table presents the results of operations of the Bank for the three months ended March 31, 1999, and March 31, 1998:

                                                  Superior Federal            Superior Federal
                                                    Bank, F.S.B.                Bank, F.S.B.
                                                  Three Months Ended          Three Months Ended
                                                    March 31, 1999              March 31, 1998
                                                  ------------------          ------------------
                                                                  (In thousands)
                                                     (unaudited)
     Interest income                                   $23,198                     $20,741
     Interest expense                                   11,707                      11,706
                                                       -------                     -------
     Net interest income                                11,491                       9,035
     Provision for loan losses                             570                       7,765
                                                       -------                     -------
     Net interest income after provision
       for loan losses                                  10,921                       1,270
     Noninterest income                                  6,291                       5,516
     Noninterest expense                                11,421                      10,833
                                                       -------                     -------
     Income (loss) before income taxes                   5,791                      (4,047)
     Income tax expense (benefit)                        2,267                        (282)
                                                       -------                     -------
     Net income (loss)                                 $ 3,524                     $(3,765)
                                                       -------                     -------


Bank
     For the three months ended March 31, 1999 the Bank had net income of $3.5 million, an increase of $7.3 million from the comparable period in 1998. The primary reason for this increase was a reduction in the provision for loan losses, which is more fully discussed under the section "Provision for Loan Losses" below. This resulted in a return on average assets of 1.00% and a return on average common equity of 8.33% for the three months ended March 31, 1999 compared to (1.16)% and (9.39)%, respectively for the same time period in 1998.

     Total assets increased to $1.45 billion at March 31, 1999, from $1.37 billion at December 31, 1998, an increase of $79 million or 5.8%. This increase was primarily the result of loan growth. Net loans receivable increased from $815 million at December 31, 1998 to $884 million at March 31, 1999, an increase of $69 million, or 8.5%. Investment securities also increased, from $359 million at December 31, 1998 to $386 million at March 31, 1999, an increase of $27 million, or 7.5%. Offsetting these increases was a decrease in cash and cash equivalents from $81 million at December 31, 1998 to $41 million at March 31, 1999, a decrease of $40 million, or 49%. The decrease in cash and cash equivalents resulted from the Bank utilizing those funds in the origination of loans receivable. Total stockholder's equity was $168 million at March 31, 1999, representing a decrease of $1 million, or 0.6%, from total stockholder's equity at December 31, 1998. The Bank paid a $4 million dividend to the Company in February 1999.

Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Bank's earnings. Interest rate fluctuation, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

     Net interest income for the three months ended March 31, 1999 was $11.5 million, an increase of $2.5 million or 28% from $9.0 million for March 31, 1998. This resulted in a net interest margin of 3.65% and 3.21% for the three months ended March 31, 1999 and March 31, 1998, respectively. This increase was primarily due to an increase in total interest income of $2.5 million, or 12%, from $20.7 million for the three months ended March 31, 1998 to $23.2 million for the three months ended March 31, 1999. The primary reason for higher interest income was loan growth during the third and fourth quarters of 1998 and the first quarter of 1999.

Provision for Loan Losses

     The provision for loan losses decreased $7.2 million, or 93%, from $7.8 million for the three months ended March 31, 1998 to $570,000 for the three months ended

March 31, 1999. During the three months ended March 31, 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million, and the allowance for loan losses was significantly increased loans in the first quarter of 1998 to reflect increased risk of losses in automobile within the Bank's loan portfolio, which experienced an increased level of losses in the first quarter in 1998. Management believes that the allowance for loan losses at March 31, 1999 is adequate to cover losses inherent in the portfolio at such date.

Noninterest income

     Noninterest income for the three months ended March 31, 1999 was $6.3 million, an increase of $.8 million, or 14%, over the same period in 1998. The following table presents for the periods indicated the major components of noninterest income:

                                          Three Months Ended March 31,
                                             1999             1998
                                           --------         --------
                                             (Dollars in thousands)
     Service charges on deposit accounts   $ 4,983          $ 4,782
     Mortgage operations, net                  671              443
     Other noninterest income                  637              291
                                           -------          -------
        Total noninterest income           $ 6,291          $ 5,516
                                           =======          =======


     Service charges were $5 million for the three months ended March 31, 1999, compared to $4.8 million for the same period in 1998, an increase of $.2 million or 4%. The growth in service charges slowed in 1998 and the first quarter of 1999 due to the sale of ten branches with deposits of approximately $95.2 million.

     Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Management of the Company believes the growth in service charges will be sustained as the number of transaction accounts (checking and savings accounts) increases. The increase in the number of transaction accounts and the related service fee generation is due largely to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expenses

     For the three months ended March 31, 1999, noninterest expense totaled $11.4 million, an increase of $.6 million, or 5%, from $10.8 million for the three months ended March 31, 1998. The efficiency ratio for the quarter ended March 31, 1999 was 59.42%, compared to 68.00% for the three months ended March 31, 1998. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and securities losses, by net interest income plus noninterest income. The decrease in the efficiency ratio from March 31, 1998 to March 31, 1999 was due to a 22% increase in total net interest income plus noninterest income.

     Salary and benefit expense for the three months ended March 31, 1999 was $5.1 million compared to $4.5 million for the three months ended March 31, 1998, an increase of $.6 million, or 13%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense decreased $74,000, or 9%, from $817,000 for the three months ended March 31, 1998 to $743,000 for the three months ended March 31, 1999, due to the sale of ten branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

Income Taxes

     For the three months ended March 31, 1999, income tax expense was $2.3 million, an increase of $2.5 million from an income tax benefit of $282,000, due to a net loss for the three months ended March 31, 1998. The effective tax rate was 39.15% for the three months ended March 31, 1999.

Impact of Inflation

     The effects of inflation on the local economy and on the Bank's operating results have been relatively modest for the past several years. Since substantially all of the Bank's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Bank tries to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Capital Resources

     Stockholder's equity decreased to $168 million at March 31, 1999 from $169 million at December 31, 1998, a decrease of $1 million, or 0.6%. This decrease was due to dividends of $4 million paid to the Company in the first quarter of 1999, the net change in the unrealized gain (loss) on investments available for sale, and net income of $3.5 million for the three months ended March 31, 1999.

     The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of March 31, 1999 to the minimum regulatory standards:

                                                      Well-Capitalized
                                  Bank      Minimum      Minimum
                                 Ratio      Required     Required
                                 -----      --------  ----------------
     Tangible capital ratio       7.40%       1.50%        5.00%
     Core capital ratio           7.40%       4.00%        6.00%
     Risk-based capital ratio    14.97%       8.00%       10.00%


Asset Quality

     Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Company's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans, including loans deemed impaired in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

     The following table presents, for the periods indicated, an analysis of the Company's allowance for loan losses and other related data. The Bank's results of operations since the purchase date are included in the December 31, 1998 operations of the Company.

                                                            Three        Nine
                                                           Months       Months
                                                            ended        ended
                                                           3/31/99     12/31/98
                                                           -------     --------
     Allowance for loan losses, beginning of period        10,472       10,500
     Provision for loan losses                                570        1,021
     Charge-offs                                             (647)      (2,317)
     Recoveries                                               348        1,268
                                                           ------       ------
     Allowance for loan losses, end of period              10,743       10,472
                                                           ======       ======

     Allowance to period-end loans                           1.20%        1.27%
     Net charge-offs to average loans                        0.14%        0.20%
     Allowance to period-end nonperforming loans              311%         313%

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at March 31, 1999 were $3.96 million, compared to $3.94 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.44% and 0.48% at March 31, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                       March 31,             December 31,
                                                                         1999                   1998
                                                                      ------------           ------------
                                                                            (Dollars in thousands)
     Nonaccrual loans                                                    $ 3,457                $ 3,348
     Other real estate and repossessed assets                                502                    594
                                                                         -------                -------
          Total nonperforming assets                                     $ 3,959                $ 3,942
                                                                         =======                =======
     Nonperforming assets to total loans and other real estate              0.44%                  0.48%

     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department has consistently identified and analyzed weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Bank also maintains a well-developed monitoring process for credit extensions in excess of $100,000. The Bank has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends and collection efforts are done on a centralized basis. The Company also has procedures to bring rapid resolution of nonperforming loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

     The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

Year 2000 Readiness Disclosure

     Like most other financial institutions, the operations of the Bank are particularly sensitive to potential problems arising from the inability of many existing computer hardware and software systems and associated applications to process accurately information relating to any two-digit "date field" entries referring to the year 2000 and beyond. Many existing systems are constructed to read such entries as referring to dates beginning with "19" rather than "20". This set of issues is generally referred to as the "Year 2000 problem."

     The Federal Financial Institutions Examination Council (the "FFIEC"), through bank regulatory agencies including the OTS and the FDIC, has issued mandatory compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations. The Company and the Bank have developed a plan as required under the guidelines. The Company and its major third-party providers have completed the awareness, assessment and renovation phases for all "mission critical" deposit, loan and electronic services systems. The testing phase for these systems is well underway, and the Company expects that such testing will be completed in the second quarter of 1999. In addition, the Company is actively engaged in the testing phase of in-house supported microcomputers, telecommunications, and other electronic/mechanical devices. These tests are scheduled for completion during the second quarter of 1999. The Company is also actively engaged, in concert with its third party providers, in the development of its "business continuity plan". The Company expects that the plan will be completed and validated by June 30, 1999. As of March 31 1999, the Company has spent $70,000 and expects to incur additional internal and third-party costs totaling approximately $130,000 related to assessing the status of the Company's systems (including non-information technology systems), defining its strategy to bring all systems in to Year 2000 compliance, and implementing this strategy. These costs have been and will continue to be expensed as incurred and are not expected to be material to the Company's on-going operating costs.

     The Company anticipates that all "mission critical" systems (as defined by the FFIEC) will be Year 2000 compliant and fully tested within the schedule set forth in the guidelines. However, the Company and the Bank depend upon data processing and other services provided by third-party vendors. These vendors have provided assurances that their systems will also be Year 2000 compliant by year-end 1999. The Company is actively engaged with its third-party providers in the test phase for all "mission critical" deposit, loan, and electronic services systems. Testing of the century date rollover from December 31, 1999, to January 3, 2000, has been completed for all deposit and loan host applications. Initial testing for leap year, year-end 2000, and 2001 rollover was also completed in the first quarter of 1999. Third-party interface testing with item processors, coupon vendors, credit bureaus, check printers and other vendors was also completed in the first quarter of 1999. Major vendors have made available their business continuity plans for validation. Nevertheless, the Company could experience material disruptions in its operations if the systems of such vendors are not Year 2000 compliant as scheduled. The Company is unable to quantify at this time the cost to the Company if such vendors fail to achieve Year 2000 compliance. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Company's systems.

     Under a hypothetical "worst case scenario", neither the Company's mission critical systems, nor those of its material third-party vendors, would be Year 2000 compliant on schedule. In that event, the Company could experience material disruptions in its ability to process customer accounts and otherwise conduct its business in the ordinary course. However, based on the current status of its testing program, the Company does not anticipate material disruptions to arise as a result of the readiness of its hardware and software systems. Assuming that
(i) the Company's completed testing has provided an accurate assessment of the readiness of the systems tested and (ii) remaining testing is completed on schedule and provides positive indications of system readiness, the Company's operations could still be materially disrupted by local or regional power and communications failures. The Company is developing a contingency plan to address the challenges presented by such a worst case scenario.

     Based upon 1998 expenditures and the anticipated 1999 expenditures, management believes that the costs of the Year 2000 compliance efforts will not materially affect Superior Financial Corp.'s results of operations, liquidity or capital resources.

     The foregoing forward-looking statements, including the costs of addressing the Year 2000 issue and dates upon which compliance will be attained, reflect management's current assessment and estimates with respect to Superior Financial Corp.'s Year 2000 compliance effort. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates, and forward-looking statements, many of which are beyond the control of management. Some of these factors include, but are not limited to, third-party modification plans, availability of technological and monetary resources, representations by vendors and counter parties, technological advances, economic considerations and consumer perceptions. Superior Financial Corp.'s Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

Item 2.  Changes in Securities
     None

Item 3.  Defaults upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     The annual meeting of Stockholders of Superior Financial Corp. was held May 12, 1999. Business transacted at the meeting was outlined in the Notice of Annual Meeting and Proxy Statement dated April 12, 1999.

Proposal I--Election of Directors. The shareholders elected C. Stanley Bailey,
C. Marvin Scott, Boyd W. Hendrickson, John M. Stein and David E. Stubblefield as directors of the Company for a term of one year ending in 2000. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                    For       Withheld
C. Stanley Bailey                5,754,667       803
C. Marvin Scott                  5,754,667       803
Boyd W. Hendrickson              5,727,191    28,279
John M. Stein                    5,754,667       803
David E. Stubblefield            5,754,666       804

Proposal II--Adoption of 1998 Long Term Incentive Plan. On June 17, 1998, The Board of Directors adopted, subject to shareholder approval, the Long Term Incentive Plan. The shareholder vote was as follows:

                                       Number of
                                         Votes
For                                    5,289,378
Against                                   77,504
Abstain                                        6

Proposal III--Ratification of the selection of Ernst & Young LLP as Superior's independent auditors. The shareholder vote was as follows:

                                       Number of
                                         Votes
For                                    5,754,860
Against                                      601
Abstain                                        9

Item 5.  Other Information
     None

Item 6.  Exhibits and reports on Form 8-K
     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.


       /s/ C. Stanley Bailey                           May 17, 1999
------------------------------------------------      ------------------
C. Stanley Bailey, Chief Executive Officer            Date


       /s/ Rick D. Gardner                             May 17, 1999
------------------------------------------------      ------------------
Rick D. Gardner, Chief Financial Officer              Date