Form 10-Q
period 1999-06-30
SUPERIOR FINANCIAL CORP /AR/
filed 1999-08-16
CIK 1060770

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
               ------------------------------------------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                                 COMMISSION FILE NUMBER #0-25239

                           SUPERIOR FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      51-0379417
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          16101 LaGrande Drive, Suite 103, Little Rock Arkansas 72223
          -----------------------------------------------------------
                   (Address of principal executive offices)

                                (501) 324-7255
         ------------------------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

       YES  [X]        NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                Outstanding at June 30, 1999
--------------------------------------------------------------------------------
Common Stock, $0.01 Par Value                            10,081,152

                           SUPERIOR FINANCIAL CORP.

                                     INDEX

PART I.  FINANCIAL INFORMATION



                                                                        Page
Item 1.  Financial Statements                                          Number
                                                                       ------

         Consolidated balance sheets,                                     2
         June 30, 1999 (unaudited) and December 31, 1998

         Consolidated statements of income,                               3
         For the three months ended June 30, 1999 and 1998
         and for the six months ended June 30, 1999 and 1998
         (unaudited)

         Consolidated statements of cash flows,                           4
         For the six months ended June 30, 1999 and 1998
         (unaudited)

         Notes to consolidated financial statements (unaudited)           5


Item 2.  Management's Discussion and Analysis of                          7
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities                                           17

Item 3.  Defaults upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of                              17
         Security Holders

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               18

           CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities; (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior are greater than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in securities markets. When used in this Report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates", and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                               June 30,             December 31,
                                                                 1999                  1998
                                                              ----------            ------------
                                                              (unaudited)
Assets
Cash and cash equivalents                                      $   44,204             $ 81,425
Investments available for sale, net                               388,475              364,061
Loans available for sale                                           61,274                   --
Loans receivable                                                  942,031              825,633
Less: allowance for loan losses                                    11,152               10,472
                                                               ----------           ----------
Loans receivable, net                                             930,879              815,161
Accrued interest receivable                                        15,596                7,526
Federal Home Loan Bank stock                                       20,217               10,950
Premises and equipment, net                                        28,619               26,213
Mortgage servicing rights, net                                      2,078                2,198
Prepaid expenses and other assets                                   3,505                4,199
Goodwill                                                           64,573               64,130
Real estate acquired in settlement of loans, net                      531                  331
Deferred acquisition costs                                          2,723                2,522
                                                               ----------           ----------
    Total assets                                               $1,562,674           $1,378,716
                                                               ==========           ==========

Liabilities and stockholders' equity
Liabilities:
  Deposits                                                     $  984,170             $970,821
  Federal Home Loan Bank borrowings                               395,500              216,500
  Note payable                                                     13,000               20,000
  Senior notes                                                     60,000               60,000
  Custodial escrow balances                                         1,926                4,011
  Other liabilities                                                 4,890                5,572
                                                               ----------           ----------
    Total liabilities                                           1,459,486            1,276,904

Stockholders' equity:
  Common stock                                                        101                  101
  Capital in excess of par value                                   94,749               94,749
  Retained earnings                                                11,900                6,655
  Accumulated other comprehensive income (loss)                    (3,562)                 307
                                                               ----------           ----------
    Total stockholders' equity                                    103,188              101,812
                                                               ----------           ----------
    Total liabilities and stockholders' equity                 $1,562,674           $1,378,716
                                                               ==========           ==========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,              June 30,
                                                                     1999      1998        1999     1998
                                                                    ------    ------      -------  ------
Interest Income:
  Loans                                                             $18,169   $13,849     $35,200  $13,849
  Investments                                                         6,080     5,450      12,187    5,450
  Interest-bearing deposits                                             188     1,875         230    1,875
  Other                                                                  54       123         146      123
                                                                    -------   -------     -------  -------
Total interest income                                                24,491    21,297      47,763   21,297

Interest expense:
   Deposits                                                           8,465     9,886      16,860    9,886
   Short-term borrowings                                              1,272     1,945       1,816    1,945
   Long-term borrowings                                               4,455     1,419       8,920    1,419
                                                                    -------   -------     -------  -------
Total interest expense                                               14,192    13,250      27,596   13,250
                                                                    -------   -------     -------  -------

Net interest income                                                  10,299     8,047      20,167    8,047
Provision for loan losses                                               700       290       1,270      290
                                                                    -------   -------     -------  -------

Net interest income after                                             9,599     7,757      18,897    7,757
  provision for loan losses


Noninterest income:
  Service charges on deposit accounts                                 5,640     5,205      10,623    5,205
  Mortgage operations, net                                              654       437       1,325      437
  Income from real estate operations, net                               122       136         238      136
  Other                                                                 690       466       1,211      466
                                                                    -------   -------     -------  -------
Total noninterest income                                              7,106     6,244      13,397    6,244

Noninterest expense:
  Salaries and employee benefits                                      5,374     4,379      10,518    4,379
  Occupancy expense                                                     706       644       1,450      644
  Deposit insurance premium                                             141       151         271      151
  Data and item processing                                            1,080       916       2,127      916
  Advertising and promotion                                             505       537         996      537
  Amortization of goodwill                                              861       925       1,683      925
  Postage and supplies                                                  911       742       1,693      742
  Equipment expense                                                     513       320         891      320
  Other                                                               2,160     1,680       4,114    1,680
                                                                    -------   -------     -------  -------
Total noninterest expense                                            12,251    10,294      23,743   10,294

Income before income taxes                                            4,454     3,707       8,551    3,707
Income taxes                                                          1,724     1,453       3,306    1,453
                                                                    -------   -------     -------  -------
Net income                                                          $ 2,730   $ 2,254     $ 5,245  $ 2,254
                                                                    =======   =======     =======  =======
Basic and diluted earnings
  per common share                                                  $  0.27   $  0.22     $  0.52  $   0.22

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        ----------------------------
                                                                                           1999             1998
                                                                                        ----------        ----------
                                                                                        (unaudited)
Operating activities
Net income                                                                               $     5,245         $   2,254
Adjustments to reconcile net income to net cash used by operating activities:
  Provisions for loan losses                                                                   1,270               290
  Depreciation                                                                                   846               286
  Deferred income taxes                                                                       (2,084)               --
  Amortization of mortgage servicing rights                                                      120                45
  Amortization of acquisition costs                                                               93                44
  Amortization of premiums on investments, net                                                   786               626
  Amortization of goodwill                                                                     1,683               924
  Amortization of debt issuance costs                                                            245               257
  (Gain) loss on sale of real estate                                                               2                (8)
  Gain on sale of loans                                                                         (141)              (58)
  Mortgage loans originated for sale                                                         (21,732)          (11,320)
  Mortgage loans purchased                                                                   (58,508)               --
  Proceeds from sale of mortgage loans held for sale                                          43,750             8,035
  Increase in accrued interest receivable                                                     (8,070)             (387)
  Increase in prepaid expenses and other assets                                                 (492)           (5,866)
  Increase in other liabilities                                                                1,049             3,105
                                                                                         -----------         ---------
Net cash used by operating activities                                                        (35,938)           (1,773)

Investing activities
  Increase in loans receivable, net                                                        (141,631)            1,731
  Purchase of investments                                                                    (87,394)           (5,184)
  Gain on sale of investments                                                                    (17)               --
  Proceeds from sale of investments                                                           16,177                --
  Proceeds from sale of FHLB stock                                                                --             4,381
  Purchase FHLB stock                                                                         (9,267)               --
  Proceeds from sale of real estate                                                              420               152
  Principal payments on investments                                                           40,417            26,322
  Purchases of premises and equipment                                                         (3,252)             (644)
  Purchase of Superior Federal Bank, F.S.B., net of cash acquired                                 --           126,192
                                                                                         -----------         ---------
Net cash provided (used) by investing activities                                           (184,547)           152,950

Financing activities
  Net increase in deposits                                                                    13,349             4,874
  Proceeds from borrowings under note payable                                                     --            20,000
  Proceeds from borrowings under senior notes                                                     --            60,000
  Proceeds from common stock issued, net                                                          --            94,816
  Principal payment on note payable                                                           (7,000)               --
  Net increase (decrease) in FHLB borrowings                                                 179,000          (147,198)
  Net (increase) decrease in custodial escrow balances                                        (2,085)              919
                                                                                         -----------         ---------
Net cash provided by financing activities                                                    183,264            33,411
                                                                                         -----------         ---------

Net increase (decrease) in cash                                                              (37,221)          184,588
Cash and cash equivalents, beginning of period                                                81,425                94
                                                                                         -----------         ---------
Cash and cash equivalents, end of period                                                 $    44,204         $ 184,682
                                                                                         ===========         =========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1999

1. Summary of Significant Accounting Policies

Nature of Operations
     Superior Financial Corp. ("SFC" or "Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Fort Smith, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small- and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, SFC acquired the Bank from NationsBank, Inc. for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Per Share Data
     The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Earnings per share for the interim periods presented was calculated based on the number of basic and diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method.

     Basic and diluted earnings per common share are computed as follows (in thousands, except per share amounts):

                                                              Three Months                      Six Months
                                                                  Ended                            Ended
                                                              June 30, 1999                    June 30, 1999
                                                              -------------                    -------------
Common shares-weighted averages (basic)                           10,080                           10,080
Common share equivalents-weighted averages                            15                               16
Common share weighted averaged (diluted)                          10,095                           10,096
Net income                                                       $ 2,730                         $  5,245
Basic and diluted earnings per common share                      $  0.27                         $   0.52

3. Recently Issued Accounting Guidance
     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No.130("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available for sale securities be included in other comprehensive income.

     On December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. As the Company operates in only one segment - community banking - the adoption of SFAS 131 did not have a material effect on the financial statements or the disclosure of segment information. All the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

     In June 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt FAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial position.

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


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          OF SUPERIOR FINANCIAL CORP.

     The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company completed the Private Placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's consolidated balance sheets and statements of income. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

     The Company provides a wide range of retail and small business services including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, credit related life and disability insurance, safe deposit boxes, telephone banking, discount investment brokerage, and full-service investment advisory services.

     The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 161,000 checking customers with average non-interest revenue of approximately $115 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

Results of Operations

     Prior to the acquisition of the Bank of April 1, 1998, the Company did not have any operations, other than the costs associated with the transaction and the private placement offering of the Company's common stock and debt. The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded solely from the operations of the Bank.

    The following discussions on the Bank compare the results of operations for the Bank on a stand-alone basis for the three months and the six months ended June 30, 1999 to that of the Bank for the three months and the six months ended June 30, 1998. The following table presents the results of operations of the Bank for the three months and the six months ended June 30, 1999, and June 30, 1998:

                                                          Superior Federal           Superior Federal
                                                             Bank, F.S.B.               Bank, F.S.B.
                                                         Three Months Ended           Six Months Ended
                                                              June 30,                     June 30,
                                                           1999       1998            1999         1998
                                                         --------    -------        ---------    --------
                                                             (unaudited)                  (unaudited)
Interest income                                          $24,409     $21,269        $47,607      $ 42,010
Interest expense                                          12,552      11,332         24,259        23,038
                                                         -------     -------        -------       -------
Net interest income                                       11,857       9,937         23,348        18,972
Provision for loan losses                                    700         290          1,270         8,055
                                                         -------     -------        -------       -------
Net interest income after provision                       11,157       9,647         22,078        10,917
   for loan losses
Noninterest income                                         7,102       6,173         13,393        11,689
Noninterest expenses                                      12,133      10,171         23,554        21,004
                                                         -------     -------        -------       -------
Income before income taxes                                 6,126       5,649         11,917         1,602
Income tax expense                                         2,378       2,216          4,645         1,934
                                                         -------     -------        -------       -------
Net income (loss)                                        $ 3,748     $ 3,433        $ 7,272       $  (332)
                                                         =======     =======        =======       =======

For the three months ended June 30, 1999

Company
-------

     Total assets and total stockholders' equity at June 30, 1999 were $1.56 billion and $103.2 million, respectively. The $13 million Note Payable with Colonial Bank (a $7 million principal payment was made on this note in February, 1999, reducing the balance from $20 million to $13 million) and the $60 million Senior Notes used to finance the acquisition of the Bank are recorded as liabilities of the Company.

     Net income for the three months ended June 30, 1999 was $2.73 million. Net income per share-basic and diluted for the three months ended June 30, 1999 was $0.27. The interest expense on the Note Payable and the Senior Notes is recorded by the

Company and was $1.6 million for the three months ended June 30, 1999.
This interest represents the primary difference between the operations of the Company and those of the Bank. The Company had a return on average assets of 0.73% and a return on average common equity of 10.42% for the three months ended June 30, 1999.

Bank
----

    For the three months ended June 30, 1999 the Bank had net income of $3.7 million, an increase of $0.3 million from the comparable period in 1998. The primary reason for this increase was an increase in net interest income as discussed under the heading Net Interest Income below. This resulted in a return on average assets of 1.01% and a return on average common equity of 8.99% for the three months ended June 30, 1999 compared to 1.05% and 8.30%, respectively for the same time period in 1998. The decrease in the return on average assets is a result of a 14% increase in average assets from $1.3 billion for the three months ended June 30, 1998 to $1.5 billion for the three months ended June 30, 1999.

    Total assets increased to $1.55 billion at June 30, 1999, from $1.37 billion at December 31, 1998, an increase of $180 million or 13.1%. This increase was primarily the result of loan growth. Net loans receivable increased from $815 million at December 31, 1998 to $931 million at June 30, 1999, an increase of $116 million, or 14.2%. Investment securities also increased, from $359 million at December 31, 1998 to $383 million at June 30, 1999, an increase of $24 million, or 6.7%. Offsetting these increases was a decrease in cash and cash equivalents from $81 million at December 31, 1998 to $44 million at June 30, 1999, a decrease of $37 million, or 45.7%. The decrease in cash and cash equivalents resulted from the Bank utilizing those funds in the origination of loans receivable. Total stockholder's equity was $165 million at June 30, 1999, representing a decrease of $4 million, or 2.4%, from total stockholder's equity at December 31, 1998. The Bank paid the Company dividends of $4 million in February 1999, and $3.5 million in April 1999.

Net Interest Income
     Net interest income represents the amount by which interest income on interest-bearing assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Bank's earnings. Interest rate fluctuation, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

     Net interest income for the three months ending June 30, 1999 was $11.9 million, an increase of $2 million or 20% from $9.9 million for June 30, 1998. This resulted in a net interest margin of 3.59% and 3.43% for the three months ended June 30, 1999 and

June 30, 1998, respectively. This increase was primarily due to an increase in total interest income of $3.1 million, or 15%, from $21.3 million for the three months ended June 30, 1998 to $24.4 million for the three months ended June 30, 1999. Average interest-earning assets increased $200 million, or 17%, from $1.2 billion for the three months ended June 30, 1998 to $1.4 billion for the three months ended June 30, 1999. Average loans receivable for the three months ended June 30, 1999 were $925 million, an increase of $236 million, or 34%, from average loans receivable for the same period in 1998.

Provision for Loan Losses
     The provision for loan losses increased $410,000, or 141%, from $290,000 for the three months ended June 30, 1998 to $700,000 for the three months ended June 30, 1999. Total reserves were 1.18% and 1.27% of gross loans at June 30, 1999 and December 31, 1998, respectively.

     Nonperforming loans and real estate owned were $3.6 million and $3.9 million at June 30, 1999, and December 31, 1998, representing 0.23% and 0.29% of total assets at the respective balance sheet dates. Total loan loss reserves at June 30, 1999 were $11.2 million compared to $10.5 million at December 31, 1998, an increase of $.7 million, or 6.7%.

Noninterest income
     Noninterest income for the three months ended June 30, 1999 was $7.1 million, an increase of $.9 million, or 15.1%, over the same period in 1998. The following table presents for the periods indicated the major components of noninterest income:

                                               Three Months Ended June 30,
                                                      1999     1998
                                                    ------   ------
                                                  (Dollars in thousands)
Service charges on deposit accounts                 $5,640   $5,205
Mortgage operations, net                               654      437
Other noninterest income                               808      531
                                                    ------   ------
 Total noninterest income                           $7,102   $6,173
                                                    ======   ======

     Service charges were $5.6 million for the three months ended June 30, 1999, compared to $5.2 million for the same period in 1998, an increase of $.4 million or 7.7%.

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

Noninterest Expenses
     For the three months ended June 30, 1999, noninterest expense totaled $12.1 million, an increase of $1.9 million, or 19%, from $10.2 million for the three months ended June 30, 1998. The efficiency ratio for the quarter ended June 30, 1999 was 59.00%, compared to 57.37% for the three months ended June 30, 1998. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and securities losses, by net interest income plus noninterest income. The increase in the efficiency ratio from June 30, 1998 to June 30, 1999 was due to a 19.8% increase in total noninterest expenses; mainly in salaries and benefits expense as described below. This increase in noninterest expense was partially offset by a 16.5% increase in net interest income plus noninterest income.

     Salary and benefit expense for the three months ended June 30, 1999 was $5.4 million compared to $4.4 million for the three months ended June 30, 1998, an increase of $1 million, or 23%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense increased $64,000, or 9%, from $642,000 for the three months ended June 30, 1998 to $706,000 for the three months ended June 30, 1999, due to the opening of a loan office in Tulsa, Oklahoma, a mortgage production center in Little Rock, Arkansas, and one of the four planned new retail banking branches. Major categories included with occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

Income Taxes
     For the three months ended June 30, 1999, income tax expense was $2.4 million, an increase of $.2 million from $2.2 million at June 30, 1998. The effective tax rate for the three months ended June 30, 1999 was 38.82% compared to 39.23% for the three months ended June 30, 1998.


For the six months ended June 30, 1999

Company
-------

     Net income for the six months ended June 30, 1999 was $5.25 million. Net income per share-basic and diluted for the six months ended June 30, 1999 was $0.52. Interest expense on the Note Payable and the Senior Notes was $3.3 million for the six months ended June 30, 1999. The Company had a return on average assets of 0.72% and a return on average common equity of 10.12% for the six months ended June 30, 1999.


Bank
----

     For the six months ended June 30, 1999 the Bank had net income of $7.3 million, an increase of $7.6 million from the comparable period in 1998. The primary reason for this increase was a reduction in the provision for loan losses, which is more fully discussed under the section "Provision for Loan Losses" below. This resulted in a return on average assets of 1.01% and a return on average common equity of 8.68% for the six months ended June 30, 1999 compared to (.05%) and (.41%), respectively for the same time period in 1998.

Net Interest Income
     Net interest income for the six months ending June 30, 1999 was $23.3 million, an increase of $4.3 million or 23% from $19 million for June 30, 1998. This resulted in a net interest margin of 3.63% and 3.32% for the six months ended June 30, 1999 and June 30, 1998, respectively. This increase was primarily due to an increase in total interest income of $5.6 million, or 13%, from $42 million for the six months ended June 30, 1998 to $47.6 million for the six months ended June 30, 1999. Average interest-earning assets for the six months ended June 30, 1999 increased $170 million, or 15%, from $1.1 billion for the six months ended June 30, 1998 to $1.3 billion for the six months ended June 30, 1999. Average loans receivable for the six months ended June 30, 1999 were $889 million, an increase of $198 million, or 29%, from average loans receivable for the same period in 1998.

Provision for Loan Losses
     The provision for loan losses decreased $6.8 million, or 84%, from $8.1 million for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999. During the three months ended March 31, 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million, and the allowance for loan losses was significantly increased in the first quarter of 1998 to reflect increased risk of losses in the automobile portion of the Bank's loan portfolio, which experienced an increased level of losses in the first quarter of 1998. Management believes that the allowance for loan losses at June 30, 1999 is adequate to cover losses inherent in the portfolio at such date.

Noninterest income
     Noninterest income for the six months ended June 30, 1999 was $13.4 million, an increase of $1.7 million, or 15%, over the same period in 1998. The following table presents for the periods indicated the major components of noninterest income:

                                                  Six Months Ended June 30,
                                                       1999      1998
                                                     -------   -------
                                                   (Dollars in thousands)
 Service charges on deposit accounts                 $10,623   $ 9,987
 Mortgage operations, net                              1,325       880
 Other noninterest income                              1,445       822
                                                     -------   -------
   Total noninterest income                          $13,393   $11,689
                                                     =======   =======

     Service charges were $10.6 million for the six months ended June 30, 1999, compared to $10 million for the same period in 1998, an increase of $.6 million or 6%. This increase is attributed to the growth in the number of checking accounts from 148,197 at June 30, 1998 to 161,182 at June 30, 1999. Increased mortgage activity resulted in income from mortgage operations of $1.3 million for the six months ended June 30, 1999, an increase of $.4 million, or 45%, from $.9 million for the six months ended June 30, 1998.

Noninterest Expenses
     For the six months ended June 30, 1999, noninterest expense totaled $23.6 million, an increase of $2.6 million, or 12%, from $21 million for the six months ended June 30, 1998. The efficiency ratio for the six months ended June 30, 1999 was 59.21%, compared to 62.42% for the six months ended June 30, 1998. The decrease in the efficiency ratio from June 30, 1998 to June 30, 1999 was due to a 19% increase in total net interest income plus noninterest income.

     Salary and benefit expense for the six months ended June 30, 1999 was $10.5 million compared to $8.9 million for the six months ended June 30, 1998, an increase of $1.6 million, or 18%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense decreased $.1 million, or 7%, from $1.5 million for the six months ended June 30, 1998 to $1.4 million for the six months ended June 30, 1999, due to the net effect of the sale of ten branches and the opening of new mortgage locations and retail branches. Major categories included in total occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

Income Taxes
     For the six months ended June 30, 1999, income tax expense was $4.6 million, an increase of $2.7 million from $1.9 million for the six months ended June 30, 1998. The effective tax rate was 38.98% for the six months ended June 30, 1999. Because of the change of ownership of the Bank on April 1, 1998, the income tax benefit resulting from a loss in the first quarter of 1998 was not taken into account when the tax expense was calculated in the second quarter.

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

Capital Resources
     The Bank's Stockholder's equity decreased to $164.9 million at June 30, 1999 from $169 million at December 31, 1998, a decrease of $4.1 million, or 2%. This decrease was due to dividends paid to the Company of $4 million in the first quarter of 1999 and $3.5 million in the second quarter, the net change in the unrealized gain (loss) on investments available for sale, and net income of $7.3 million for the six months ended June 30, 1999.

     The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of June 30, 1999 and 1998 to the minimum regulatory standards:



                                  Bank Ratio
                                   June 30,        Minimum
                                1999      1998    Required  Well-Capitalized
                              ---------  ------   --------- ----------------

  Tangible capital ratio          6.93%   7.32%      1.50%         5.00%
  Core capital ratio              6.93%   7.32%      4.00%         6.00%
  Risk-based capital ratio       13.42%  16.82%      8.00%        10.00%

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

                                                         Six             Nine
                                                        Months          Months
                                                        ended           ended
                                                       6/30/99         12/31/98
                                                       -------         --------
 Allowance for loan losses, beginning of period        10,472            10,500
 Provision for loan losses                              1,270             1,021
 Charge-offs                                           (1,366)           (2,317)
 Recoveries                                               776             1,268
                                                       ------            ------
 Allowance for loan losses, end of period              11,152            10,472
                                                       ======            ======
 Allowance to period-end loans                           1.18%             1.27%
 Net charge-offs to average loans                        0.13%             0.20%
 Allowance to period-end nonperforming loans              401%              313%

      The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at June 30, 1999 were $3.6 million, compared to $3.94 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.38% and 0.48% at June 30, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:



                                             June 30,    December 31,
                                               1999         1998
                                            ----------   ------------
                                             (Dollars in thousands)

Nonaccrual loans                               $2,779        $3,348
Other real estate and repossessed assets          783           594
                                               ------        ------
 Total nonperforming assets                    $3,562        $3,942
                                               ======        ======
Nonperforming assets to total loans and
 other real estate owned                         0.38%         0.48%


     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Bank also maintains a well-developed monitoring process for credit extensions in excess of $100,000. The Bank has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends and collection efforts are done on a centralized basis. The Company also has procedures to bring rapid resolution of nonperforming loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company may revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate; particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

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

      The Federal Financial Institutions Examination Council (the "FFIEC"), through bank regulatory agencies including the OTS and the FDIC, has issued mandatory compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations. The Company and the Bank have developed a plan as required under the guidelines. The Company and its major third-party providers have completed the awareness, assessment and renovation phases for all "mission critical" deposit, loan and electronic services systems. The testing phase for these systems was completed in June 1999. In addition, the Company has tested in-house supported microcomputers, telecommunications, and other electronic/mechanical devices. The Company is also actively engaged, in concert with its third party providers, in the development of its "business continuity plan". The Company's plan was completed and validated by July 31, 1999. As of June 30, the Company has spent $75,000 and expects to incur additional internal and third-party costs totaling approximately $125,000 related to assessing the status of the Company's systems (including non-information technology systems), defining its strategy to bring all systems in to Year 2000 compliance, and implementing this strategy. These costs have been and will continue to be expensed as incurred and are not expected to be material to the Company's on-going operating costs.

     The Company anticipates that all "mission critical" systems (as defined by the FFIEC) will be Year 2000 compliant and fully tested within the schedule set forth in the guidelines. However, the Company and the Bank depend upon data processing and other services provided by third-party vendors. These vendors have provided assurances that their systems will also be Year 2000 compliant by year-end 1999. The Company is actively engaged with its third party providers in the test phase for all "mission critical" deposit, loan, and electronic services systems. Testing of the century date rollover from December 31, 1999, to January 3, 2000, has been completed for all deposit and loan host applications. Initial testing for leap year, year-end 2000, and 2001 rollover was also completed in the first quarter of 1999. Third-party interface testing with item processors, coupon vendors, credit bureaus, check printers and other vendors was also completed in the first quarter of 1999. Major vendors have made available their 1999 business continuity plans for validation. Nevertheless, the Company could experience material disruptions in its operations if the systems of such vendors are not Year 2000 compliant as scheduled. The Company is unable to quantify at this time the cost to the Company if such vendors fail to achieve Year 2000 compliance. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Company's systems.

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

Item 2.  Changes in Securities
     None

Item 3.  Defaults upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     None

Item 5.  Other Information
     None

Item 6.  Exhibits and reports on Form 8-K
     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.


/s/ C. Stanley Bailey                                   8/16/99
------------------------------------------              -----------------------
C. Stanley Bailey, Chief Executive Officer              Date


/s/ Rick D. Gardner                                     8/16/99
------------------------------------------              -----------------------
Rick D. Gardner, Chief Financial Officer                Date