Form 10-Q
period 1999-09-30
SUPERIOR FINANCIAL CORP /AR/
filed 1999-11-15
CIK 1060770

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                        COMMISSION FILE NUMBER #0-25239

                           SUPERIOR FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                  51-0379417
-------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation of organization)






          16101 LaGrande Drive, Suite 103, Little Rock Arkansas 72223
 -----------------------------------------------------------------------------
                   (Address of principle executive offices)

                                (501) 324-7255
------------------------------------------------------------------------------
                        (Registrant's telephone number)

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

               Class                          Outstanding at September 30, 1999

--------------------------------------------------------------------------------

   Common Stock, $0.01 Par Value              10,081,152

                           SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                                Page
                                                                               Number
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated balance sheets,                                          2
            September 30, 1999 (unaudited) and December 31, 1998

            Consolidated statements of income,                                    3
            For the three months ended September 30, 1999 and 1998
            and for the nine months ended September 30, 1999 and 1998
            (unaudited)

            Consolidated statements of cash flows,                                4
            For the nine months ended September 30, 1999 and 1998
            (unaudited)

            Notes to consolidated financial statements (unaudited)                5


Item 2.     Management's Discussion and Analysis of                               7
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                     18

Item 2.     Changes in Securities                                                 18

Item 3.     Defaults upon Senior Securities                                       18

Item 4.     Submission of Matters to a Vote of                                    18
            Security Holders

Item 5.     Other Information                                                     18

Item 6.     Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                        18

            CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities; (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior Financial Corp. are greater than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;
(vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in securities markets. When used in this Report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates", and similar expressions as they relate to Superior Financial Corp. (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        September 30,              December 31,
                                                                            1999                       1998
                                                                    ----------------------     ---------------------
                                                                         (unaudited)
Assets
Cash and cash equivalents                                           $              40,797      $             81,425
Investments available for sale, net                                               355,960                   364,061
Loans available for sale                                                           53,922                         -
Loans receivable                                                                  987,326                   825,633
Less: allowance for loan losses                                                    11,352                    10,472
                                                                    ----------------------     ---------------------
Loans receivable, net                                                             975,974                   815,161
Accrued interest receivable                                                        16,146                     7,526
Federal Home Loan Bank stock                                                       21,142                    10,950
Premises and equipment, net                                                        31,360                    26,213
Mortgage servicing rights, net                                                      2,304                     2,198
Prepaid expenses and other assets                                                   5,511                     4,199
Goodwill                                                                           63,712                    64,130
Real estate acquired in settlement of loans, net                                      221                       331
Deferred acquisition costs                                                          2,674                     2,522
                                                                    ----------------------     ---------------------
    Total assets                                                    $           1,569,723      $          1,378,716
                                                                    ======================     =====================

Liabilities and stockholders' equity
Liabilities:
    Deposits                                                        $             983,169      $            970,821
    Federal Home Loan Bank borrowings                                             401,700                   216,500
    Note payable                                                                   13,000                    20,000
    Senior notes                                                                   60,000                    60,000
    Custodial escrow balances                                                       2,479                     4,011
    Other liabilities                                                               5,936                     5,572
                                                                    ----------------------     ---------------------
       Total liabilities                                                        1,466,284                 1,276,904

Stockholders' equity:
    Common stock                                                                      101                       101
    Capital in excess of par value                                                 94,749                    94,749
    Retained earnings                                                              14,899                     6,655
    Accumulated other comprehensive income (loss)                                  (6,310)                      307
                                                                    ----------------------     ---------------------
       Total stockholders' equity                                                 103,439                   101,812
                                                                    ----------------------     ---------------------
          Total liabilities and stockholders' equity                $           1,569,723      $          1,378,716
                                                                    ======================     =====================

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      1999          1998             1999        1998
                                                   ------------  ------------     ----------- ------------
 Interest income:
      Loans                                            $19,704       $14,079         $55,051      $27,928
      Investments                                        5,859         4,965          17,646       10,415
      Interest-bearing deposits                              6         1,815             236        3,689
      Other                                                287           125             686          249
                                                   ------------  ------------     ----------- ------------
 Total interest income                                  25,856        20,984          73,619       42,281

 Interest expense:
      Deposits                                           8,450         9,601          25,310       19,487
      Short-term borrowings                              2,296         1,996           4,112        3,941
      Long-term borrowings                               4,437         1,419          13,357        2,838
                                                   ------------  ------------     ----------- ------------
Total interest expense                                  15,183        13,016          42,779       26,266
                                                   ------------  ------------     ----------- ------------
Net interest income                                     10,673         7,968          30,840       16,015
Provision for loan losses                                  500           426           1,770          716
                                                   ------------  ------------     ----------- ------------
Net interest income after
        provision for loan losses                       10,173         7,542          29,070       15,299

Noninterest income:
     Service charges on deposit accounts                 5,843         5,286          16,511       10,491
     Mortgage operations, net                              505           710           1,850        1,151
     Income from real estate operations, net               115           122             353          258
     Other                                                 453           449           1,599          911
                                                   ------------  ------------     ----------- ------------
Total noninterest income                                 6,916         6,567          20,313       12,811

Noninterest expense:
     Salaries and employee benefits                      5,559         4,588          16,077        8,967
     Occupancy expense                                     838           764           2,288        1,408
     Deposit insurance premium                             136           139             407          290
     Data and item processing                            1,125           946           3,252        1,862
     Advertising and promotion                             486           458           1,482          995
     Amortization of goodwill                              861           772           2,544        1,697
     Postage and supplies                                  837           748           2,530        1,490
     Equipment expense                                     497           338           1,388          658
     Other                                               2,217         1,923           6,331        3,603
                                                   ------------  ------------     ----------- ------------
Total noninterest expense                               12,556        10,676          36,299       20,970

Income before income taxes                               4,533         3,433          13,084        7,140
Income taxes                                             1,534         1,347           4,840        2,800
                                                   ------------  ------------     ----------- ------------
Net income                                             $ 2,999       $ 2,086         $ 8,244      $ 4,340
                                                   ============  ============     =========== ============
Basic and diluted earnings
     per common share                                  $  0.30       $  0.21         $  0.82      $  0.43

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      -------------------------
                                                                                         1999          1998
                                                                                      -----------   -----------
                                                                                             (unaudited)
Operating activities
Net income                                                                             $   8,244     $   4,340
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Provision for loan losses                                                             1,770           716
     Depreciation                                                                          1,418           638
     Amortization of mortgage servicing rights                                               186            85
     Amortization of acquisition costs                                                       142            87
     Amortization of premiums on investments, net                                            976         1,070
     Amortization of goodwill                                                              2,544         1,697
     Amortization of debt issuance costs                                                     368           513
     Loss (gain) on sale of real estate                                                        2           (45)
     Loss (gain) on sale of loans                                                             24          (135)
     Mortgage loans originated for sale                                                  (34,287)      (25,369)
     Mortgage loans purchased                                                            (57,065)            -
     Proceeds from sale of mortgage loans held for sale                                   53,158        19,880
     Increase in accrued interest receivable                                              (8,620)         (452)
     Increase in prepaid expenses and other assets                                        (3,538)       (5,430)
     Increase in other liabilities                                                         1,355         6,411
                                                                                      -----------   -----------
Net cash (used) provided by operating activities                                         (33,323)        4,006

Investing activities
     Increase in loans receivable, net                                                  (178,365)       (7,557)
     Purchase of investments                                                            (113,252)      (50,399)
     Loss (gain) on sale of investments                                                      149           (12)
     Proceeds from sale of investments                                                    55,675        15,903
     Retail branch sales                                                                 (10,122)      (78,641)
     Proceeds from sale of FHLB stock                                                          -         4,506
     Purchase FHLB stock                                                                 (10,192)         (125)
     Proceeds from sale of real estate                                                       901           231
     Principal payments on investments                                                    54,854        47,201
     Purchases of premises and equipment                                                  (6,681)       (1,507)
     Purchase of Superior Federal Bank, F.S.B., net of cash acquired                           -       126,192
                                                                                      -----------   -----------
Net cash (used) provided by investing activities                                        (207,033)       55,792

Financing activities
     Net increase (decrease) in deposits                                                  23,060       (11,712)
     Proceeds from borrowings under note payable                                               -        20,000
     Proceeds from borrowings under senior notes                                               -        60,000
     Proceeds from common stock issued, net                                                    -        94,816
     Principal payment on note payable                                                    (7,000)            -
     Net increase (decrease) in FHLB borrowings                                          185,200      (137,198)
     Net increase (decrease) in custodial escrow balances                                 (1,532)        2,034
                                                                                      -----------   -----------
Net cash provided by financing activities                                                199,728        27,940
                                                                                      -----------   -----------
Net increase (decrease) in cash                                                          (40,628)       87,738
Cash and cash equivalents, beginning of period                                            81,425            94
                                                                                      -----------   -----------
Cash and cash equivalents, end of period                                               $  40,797     $  87,832
                                                                                      ===========   ===========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1999


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

Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

         Basic and diluted earnings per common share are computed as follows (in thousands, except per share amounts):

                                                                      Three Months               Nine Months
                                                                         Ended                      Ended
                                                                   September 30, 1999        September 30, 1999
                                                               ---------------------------------------------------
   Common shares-weighted averages (basic)                              10,081                    10,081
   Common share equivalents-weighted averages                               91                        37
   Common share weighted averages (diluted)                             10,172                    10,118
   Net income                                                          $ 2,999                   $ 8,244
   Basic and diluted earnings per common share                         $  0.30                   $  0.82

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

     The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 162,000 checking customers with average non-interest revenue of approximately $114 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

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

For the three months ended September 30, 1999

Company
-------

     Total assets and total stockholders' equity at September 30, 1999 were $1.6 billion and $103 million, respectively. The $13 million Note Payable with Colonial Bank (a $7 million principal payment was made on this note in February, 1999, reducing the balance from $20 million to $13 million) and the $60 million Senior Notes used to finance the acquisition of the Bank are recorded as liabilities of the Company.

     Net income for the three months ended September 30, 1999 was $3.0 million. Net income per share-basic and diluted for the three months ended September 30, 1999 was $0.30. The interest expense on the Note Payable and the Senior Notes is recorded by the Company and was $1.6 million for the three months ended September 30, 1999. This interest represents the primary difference between the operations of the Company and those of the Bank. The Company had a return on average assets of 0.76% and a return on average common equity of 11.15% for the three months ended September 30, 1999.

Bank
----
     Since the consolidated income statement of the Company for the nine months ended September 30, 1998 includes only the operations of the Bank from the acquisition date (April 1, 1998) to September 30, 1998, the following discussions on the Bank compare the results of operations for the Bank on a stand-alone basis for the three months and the nine months ended September 30, 1999 to that of the Bank for the three months and the nine months ended September 30, 1998. The following table presents the results of operations of the Bank for the three months and the nine months ended September 30, 1999, and September 30, 1998:


                                               Superior Federal            Superior Federal
                                                 Bank, F.S.B                  Bank, F.S.B
                                              Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                              1999         1998            1999        1998
                                           ------------ ------------    ----------- ------------
                                                  (unaudited)                  (unaudited)
    Interest income                            $25,780      $20,906        $73,387      $62,916
    Interest expense                            13,584       11,087         37,843       34,125
                                           ------------ ------------    ----------- ------------
    Net interest income                         12,196        9,819         35,544       28,791
    Provision for loan losses                      500          426          1,770        8,481
                                           ------------ ------------    ----------- ------------
    Net interest income after provision         11,696        9,393         33,774       20,310
            for loan losses
    Noninterest income                           6,916        6,469         20,310       18,158
    Noninterest expense                         12,392       10,451         35,947       31,455
                                           ------------ ------------    ----------- ------------
    Income before income taxes                   6,220        5,411         18,137        7,013
    Income tax expense                           2,189        2,117          6,834        4,051
                                           ------------ ------------    ----------- ------------
    Net income (loss)                          $ 4,031      $ 3,294        $11,303      $ 2,962
                                           ============ ============    =========== ============



     For the three months ended September 30, 1999 the Bank had net income of $4.03 million, an increase of $0.74 million from the comparable period in 1998. The primary reason for this increase was an increase in net interest income as discussed under the heading Net Interest Income below. This resulted in a return on average assets of 1.03% and a return on average common equity of 9.68% for the three months ended September 30, 1999 compared to 1.02% and 7.68%, respectively for the same time period in 1998.

     Total assets increased to $1.56 billion at September 30, 1999, from $1.37 billion at December 31, 1998, an increase of $191 million or 14%. This increase was primarily the result of loan growth. Net loans receivable increased from $815 million at December 31, 1998 to $987 million at September 30, 1999, an increase of $172 million, or 21%. Offsetting this increase was a decrease in cash and cash equivalents from $81 million at December 31, 1998 to $40 million at September 30, 1999, a decrease of $41 million, or 51%. The decrease in cash and cash equivalents resulted from the Bank utilizing those funds in the origination of loans receivable. Total stockholder's equity was $ 162.7 million at September 30, 1999, representing a decrease of $6 million, or 4%, from total stockholder's equity at December 31, 1998. The Bank paid the Company dividends of $4 million in February 1999, $3.5 million in April 1999, and $3.5 million in September 1999.

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

     Net interest income for the three months ending September 30, 1999 was $12.2 million, an increase of $2.4 million or 24.5% from $9.8 million for September 30, 1998. This resulted in a net interest margin of 3.52% and 3.48% for the three months ended September 30, 1999 and September 30, 1998, respectively. This increase was primarily due to an increase in total interest income of $4.9 million, or 23.3%, from $20.9 million for the three months ended September 30, 1998 to $25.8 million for the three months ended September 30, 1999. Average interest-earning assets increased $278.1 million, or 24.3%, from $1.14 billion for the three months ended September 30, 1998 to $1.42 billion for the three months ended September 30, 1999. Average loans receivable for the three months ended September 30, 1999 were $967.6 million, an increase of $272.8 million, or 39.3%, from average loans receivable for the same period in 1998.

Provision for Loan Losses
     The provision for loan losses increased $74,000, or 17.4%, from $426,000 for the three months ended September 30, 1998 to $500,000 for the three months ended September 30, 1999. Total reserves were 1.15% and 1.27% of gross loans at September 30, 1999 and December 31, 1998, respectively.

     Nonperforming loans and real estate owned were $2.3 million and $3.9 million at September 30, 1999, and December 31, 1998, representing 0.15% and 0.29% of total assets at the respective balance sheet dates. Total allowance for loan losses at September 30, 1999 were $11.4 million compared to $10.5 million at December 31, 1998, an increase of $.88 million, or 8.4%.

Noninterest income
     Noninterest income for the three months ended September 30, 1999 was $6.9 million, an increase of $.45 million, or 6.9%, over the same period in 1998. The following table presents for the periods indicated the major components of noninterest income:


                                            Three Months Ended September 30,
                                            1999                       1998
                                         ------------               ------------
                                                 (Dollars in thousands)
   Service charges on deposit accounts       $ 5,843                    $ 5,286
   Mortgage operations, net                      505                        710
   Other noninterest income                      568                        473
                                         ------------               ------------
        Total noninterest income             $ 6,916                    $ 6,469
                                         ============               ============

     Service charges were $5.8 million for the three months ended September 30, 1999, compared to $5.3 million for the same period in 1998, an increase of $.5 million or 10.5%.

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

Noninterest Expense
     For the three months ended September 30, 1999, noninterest expense totaled $11.7 million, an increase of $2.3 million, or 24.5%, from $9.4 million for the three months ended September 30, 1998. The efficiency ratio for the quarter ended September 30, 1999 was 59.30%, compared to 59.48% for the three months ended September 30, 1998. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and securities losses, by net interest income plus noninterest income.

     Salaries and employee benefits expense for the three months ended September 30, 1999 was $5.6 million compared to $4.6 million for the three months ended September 30, 1998, an increase of $1.0 million, or 21.7%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense increased $74,000, or 9.7%, from $764,000 for the three months ended September 30, 1998 to $838,000 for the three months ended September 30, 1999, due to the opening of a loan office in Tulsa, Oklahoma, a mortgage production center in Little Rock, Arkansas, and four new retail banking branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

     Data and item processing increased $180,000, or 19%, from $946,000 for the three months ended September 30, 1998, to $1.1 million for the three months ended September 30, 1999, due to loan and deposit growth, increased number of transactions, and new systems.

Income Taxes
     For the three months ended September 30, 1999, income tax expense was $2.2 million, an increase of $.1 million from $2.1 million at September 30, 1998. The effective tax rate for the three months ended September 30, 1999 was 35.2% compared to 39.1% for the three months ended September 30, 1998.

For the nine months ended September 30, 1999

Company
-------
     Net income for the nine months ended September 30, 1999 was $8.2 million. Net income per share-basic and diluted for the nine months ended September 30, 1999 was $0.30. Interest expense on the Note Payable and the Senior Notes was $4.9 million for the nine months ended September 30, 1999. The Company had a return on average assets of 0.73% and a return on average common equity of 10.46% for the nine months ended September 30, 1999.


Bank
----
     For the nine months ended September 30, 1999 the Bank had net income of $11.3 million, an increase of $8.3 million from the comparable period in 1998. The primary reason for this increase was a reduction in the provision for loan losses, which is more fully discussed under the section "Provision for Loan Losses" below. This resulted in a return on average assets of 1.02% and a return on average common equity of 9.02% for the nine months ended September 30, 1999 compared to 0.30% and 2.38%, respectively for the same time period in 1998.

Net Interest Income
     Net interest income for the nine months ending September 30, 1999 was $35.5 million, an increase of $6.7 million or 23.3% from $28.8 million for September 30, 1998. This resulted in a net interest margin of 3.59% and 3.41% for the nine months ended September 30, 1999 and September 30, 1998, respectively. This increase was primarily due to an increase in total interest income of $4.9 million, or 23.4%, from $20.9 million for the nine months ended September 30, 1998 to $25.8 million for the nine months ended September 30, 1999. Average interest-earning assets for the nine months ended September 30, 1999 increased $206.9 million, or 18.1%, from $1.1 billion for the nine months ended September 30, 1998 to $1.3 billion for the nine months ended September 30, 1999. Average loans receivable for the nine months ended September 30, 1999 were $915.4 million, an increase of $223.5 million, or 32.3%, from average loans receivable for the same period in 1998.

Provision for Loan Losses
     The provision for loan losses decreased $6.7 million, or 78.8%, from $8.5 million for the nine months ended September 30, 1998 to $1.8 million for the nine months ended September 30, 1999. During the three months ended March 31, 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million, and the allowance for loan losses was significantly increased in the first quarter of 1998 to reflect increased risk of losses in the automobile portion of the Bank's loan portfolio, which experienced an increased level of losses in the first quarter of 1998. Management believes that the allowance for loan losses at September 30, 1999 is adequate to cover losses inherent in the portfolio at such date.

Noninterest income
     Noninterest income for the nine months ended September 30, 1999 was $20.3 million, an increase of $2.1 million, or 11.5%, over the same period in 1998. The following table presents for the periods indicated the major components of noninterest income:

                                           Nine Months Ended September 30,
                                           1999                       1998
                                        ------------               ------------
                                                (Dollars in thousands)
Service charges on deposit accounts         $16,511                    $15,273
Mortgage operations, net                      1,850                      1,594
Other noninterest income                      1,949                      1,291
                                        ------------               ------------
     Total noninterest income               $20,310                    $18,158
                                        ============               ============

     Service charges were $16.5 million for the nine months ended September 30, 1999, compared to $15.3 million for the same period in 1998, an increase of $1.2 million or 7.8%. This increase is attributed to the growth in the number of checking accounts from approximately 154,000 at September 30, 1998 to approximately 162,000 at September 30, 1999. Increased mortgage activity resulted in income from mortgage operations of $1.9 million for the nine months ended September 30, 1999, an increase of $.3 million, or 16.1%, from $1.6 million for the nine months ended September 30, 1998.

Noninterest Expense
     For the nine months ended September 30, 1999, noninterest expense totaled $36.0 million, an increase of $4.5 million, or 14.3%, from $31.5 million for the nine months ended September 30, 1998. The efficiency ratio for the nine months ended September 30, 1999 was 59.26%, compared to 63.38% for the nine months ended September 30, 1998. The decrease in the efficiency ratio from September 30, 1998 to September 30, 1999 was due to an 18.2% increase in total net interest income plus noninterest income.

     Salaries and employee benefit expense for the nine months ended September 30, 1999 was $16.5 million compared to $13.5 million for the nine months ended September 30, 1998, an increase of $3 million, or 22.2%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense increased $64,000, or 2.9%, from $2.2 million for the nine months ended September 30, 1998 to $2.3 million for the nine months ended September 30, 1999, due to the net effect of the sale of ten branches and the opening of new mortgage locations and retail branches. Major categories included in total occupancy expense are building lease expense, depreciation expense, and maintenance contract expense.

     Data and item processing expense increased $371,000, or 12.9%, from $2.9 million for the nine months ended September 30, 1998, to $3.3 million for the nine months ended September 30, 1999, due to growth in loans and deposits, an increased number of transactions, and new systems.

Income Taxes
     For the nine months ended September 30, 1999, income tax expense was $6.8 million, an increase of $2.7 million from $4.1 million for the nine months ended September 30, 1998. The effective tax rate was 37.68% for the nine months ended September 30, 1999. Because of the change of ownership of the Bank on April 1, 1998, the income tax benefit resulting from a loss in the first quarter of 1998 was not taken into account when the tax expense was calculated in the third quarter. The effective tax rate for the nine months ended September 30, 1998 was 57.76%.

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

Capital Resources
     Stockholder's equity decreased to $162.7 million at September 30, 1999 from $169 million at December 31, 1998, a decrease of $6.3 million, or 3.7%. This decrease was due to $11 million dividends paid to the Company, the net change in the unrealized gain (loss) on investments available for sale of $6.6 million, and net income of $11.3 million for the nine months ended September 30, 1999.

     The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios as of September 30, 1999 and 1998 to the minimum regulatory standards:

                                   Bank Ratio                          Well-Capitalized
                                 September 30,            Minimum          Minimum
                              1999           1998         Required         Required
                           ------------   -----------    -----------   ---------------
Tangible capital ratio           6.97%         9.02%          1.50%            5.00%
Core capital ratio               6.97%         9.02%          4.00%            6.00%
Risk-based capital ratio        12.22%        19.14%          8.00%           10.00%

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

                                                                 Nine        Nine
                                                                Months      Months
                                                                 ended       ended
                                                                9/30/99    12/31/98
                                                          --------------------------
Allowance for loan losses, beginning of period                10,472         10,500
Provision for loan losses                                      1,770          1,021
Charge-offs                                                   (2,057)        (2,317)
Recoveries                                                     1,167          1,268
                                                          -----------   ------------
Allowance for loan losses, end of period                      11,352         10,472
                                                          ===========   ============
Allowance to period-end loans                                  1.15%          1.27%
Net charge-offs to average loans                               0.13%          0.20%
Allowance to period-end nonperforming loans                     645%           496%

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at September 30, 1999 were $2.3 million, compared to $2.7 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.24% and 0.33% at September 30, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                      September 30,       December 31,
                                                          1999               1998
                                                      -------------       ------------
                                                          (Dollars in thousands)
   Nonaccrual loans                                        $ 1,760            $ 2,110
   Other real estate and repossessed assets                    565                594
                                                      -------------       ------------
      Total nonperforming assets                           $ 2,325            $ 2,704
                                                      =============       ============
   Nonperforming assets to total loans and
      other real estate owned                                0.24%              0.33%

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

     As of September 30, 1999, the Company had no non-government accruing loans that were contractually past due 90 days or more. However, the Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid principal balance of accruing loans which were past due 90 or more days was $51.4 million and $15.6 million, as of September 30, 1999, and December 31, 1998, respectively.

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

     The Federal Financial Institutions Examination Council (the "FFIEC"), through bank regulatory agencies including the OTS and the FDIC, has issued mandatory compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations. The Company and the Bank have developed a plan as required under the guidelines. The Company and its major third-party providers have completed the awareness, assessment and renovation phases for all "mission critical" deposit, loan and electronic services systems. The testing phase for these systems was completed in June 1999. In addition, the Company has tested in-house supported microcomputers, telecommunications, and other electronic/mechanical devices.
The Company, in concert with its third party providers, completed and validated its "business continuity plan" by July 31, 1999. As of September 30, the Company has spent $98,000 and expects to incur additional internal and third-party costs totaling approximately $114,000 related to contingency training for employees, customer communications, and system replacement. These costs have been and will continue to be expensed as incurred and are not expected to be material to the Company's on-going operating costs.

     The Company's "mission critical" systems (as defined by the FFIEC) have been fully tested within the schedule set forth in the guidelines and found to be Year 2000 compliant. However, the Company and the Bank depend upon data processing and other services provided by third-party vendors. These vendors have provided assurances that their systems will also be Year 2000 compliant by year-end 1999. In order to validate these assurances, the Company has tested all "mission critical" deposit, loan, and electronic services systems including the century date rollover from December 31, 1999, to January 3, 2000; initial testing for leap year, year-end 2000, and 2001 rollover; and, third-party interface testing with item processors, coupon vendors, credit bureaus, check printers and other vendors. Nevertheless, the Company could experience material disruptions in its operations if the systems of such vendors are not Year 2000 compliant as scheduled. The Company is unable to quantify at this time the cost to the Company if such vendors fail to achieve Year 2000 compliance. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Company's systems.

     Assuming that the Company's completed testing has provided an accurate assessment of the readiness of the systems tested, the Company's operations could still be materially disrupted by local or regional power and communications failures. The Company has developed a contingency plan to address the challenges presented by such a worst case scenario.

     Based upon 1998 expenditures and the anticipated 1999 expenditures, management believes that the costs of the Year 2000 compliance efforts will not materially affect Superior Financial Corp.'s results of operations, liquidity or capital resources.

     The foregoing forward-looking statements, including the costs of addressing the Year 2000 issue and assurance of compliance, reflect management's current assessment and estimates with respect to Superior Financial Corp.'s Year 2000 compliance effort. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates, and forward-looking statements, many of which are beyond the control of management. Some of these factors include, but are not limited to, third-party modification plans, availability of technological and monetary resources, representations by vendors and counter parties, technological advances, economic considerations and consumer perceptions. Superior Financial Corp.'s Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.


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

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         On July 21, 1999, the Board of Directors of the Company unanimously consented to adoption of a resolution electing Howard "Buddy" McMahon to fill a vacant directorship on the Board of Directors of Superior Financial Corp.

Item 6.  Exhibits and reports on Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.

           /s/ C. Stanley Bailey                          11/15/99
------------------------------------------           ------------------
C. Stanley Bailey, Chief Executive Officer                  Date


          /s/ Rick D. Gardner                             11/15/99
------------------------------------------           ------------------
Rick D. Gardner, Chief Financial Officer                    Date