Form 10-K
period 1999-12-31
SUPERIOR FINANCIAL CORP /AR/
filed 2000-03-30
CIK 1060770

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

  For the Fiscal Year Ended December 31, 1999

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

         16101 LaGrande Drive, Suite 103, Little Rock, Arkansas 72223
                   (Address of principal executive offices)

                                (501) 324-7282
                                (Telephone No.)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.01
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 15, 2000 based on the average bid and ask prices of $8.50 per share for Common Stock was approximately $48,853,000. (For purposes of calculating this amount, all directors, officers and principal shareholders of record of the registrant are treated as affiliates).

  Shares of Common Stock outstanding at March 15, 2000 were 9,832,108.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of
          Document                                                     Form 10-K
          --------                                                     ---------
Portions of Definitive Proxy Statement for the 2000 Annual Meeting
 as specifically referred to herein................................... Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  The Registrant, Superior Financial Corp. ("the Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank F.S.B. (the "Bank"), a federally chartered thrift institution, from NationsBank, N.A. (now Bank of America). The acquisition was consummated on April 1, 1998. The Bank was founded in 1934 in Fort Smith, Arkansas. In 1992, the Bank was acquired by Boatmen's Bancshares, Inc. ("Boatmen's"). In turn, Boatmen's was acquired by NationsBank in 1997. The Bank has expanded through de novo growth and acquisitions to 54 branches concentrated in Ft. Smith, Little Rock, and eastern Oklahoma. At December 31, 1999 the Company had consolidated assets of $1.6 billion, shareholders equity of $105.6 million, deposits of $977.9 million and gross loans of $1.0 billion.

Financial Products and Services

  The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, credit related life and disability insurance, safety deposit boxes and telephone banking. The Company has over 162,000 checking customers with average noninterest revenue of approximately $115 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Asset Quality

  The successful implementation of the Company's business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality with staff support provided by a dedicated loan review function. In addition, lending units are supported by credit scoring models and centralized review.

  As of December 31, 1999, the Company's allowance for loan losses is approximately 1.13% of total loans. In addition, the Company has adopted procedures to achieve rapid resolution of non-performing loans and prompt and efficient liquidation of real estate, automobiles and other forms of collateral.

Subsidiaries

  The Company's only subsidiary is the Bank. The Bank owns several subsidiaries, including Superior Financial Services, Inc., an Arkansas corporation, which acts as an investment advisor and sells certain investment products, as well as owning a second-tier subsidiary, Southwest Protective Life Insurance Company, which sells consumer loan credit life insurance to consumer loan borrowers of the Bank.

Competition

  The banking industry in the Company's market area is highly competitive. In addition to competing with commercial and savings banks, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders, and other non-financial institutions. The Company has been able to compete effectively through use of its "totally free checking" program, strong community reputation, and excellent customer service.

  The competitive environment for both the Company and the Bank may be materially affected by the recent enactment of the Gramm-Leach-Bliley Financial Services Modernization Act. This law modifies or eliminates many barriers between investment banking, commercial banking and insurance underwriting and sales. See "--Certain Regulatory Considerations." These changes in the law may create greater competition for the Company and its subsidiaries, including the Bank, by increasing the number and types of competitors and by encouraging increased consolidation within the financial services industry.

Employees

  As of December 31, 1999, the Company had 721 full-time employees, and 161 part-time employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes arising from any such organized labor group. The Company provides medical, hospitalization, and group life insurance to eligible employees. In addition, the Company provides a competitive 401(k) plan to which it contributes up to 3% of employee salaries on a matching basis with customary vesting requirements.

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

  Holding Company Activities. The Company currently operates as a unitary savings and loan holding company by virtue of its direct ownership of the Bank. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by the Federal

Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

  Liquid Assets. Under OTS regulations, for each calendar quarter, a savings institution is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) of not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar quarter. This liquidity requirement is currently 4%. In addition to meeting the liquidity requirement, each savings association must maintain sufficient liquidity to ensure its safe and sound operation.

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

  These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by other OTS regulations and guidance; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Resources."

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

  At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

  Under OTS regulations effective through March 31, 1999, an institution that met its capital requirement both before and after a proposed distribution (a "Tier 1 institution") and which has not been notified by the OTS that it is in need of more than normal supervision could, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 institution could make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings institution that met its minimum capital requirement both before and after a proposed distribution but does not meet its capital requirement (a "Tier 2 institution") was authorized after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount had to be approved in advance by the OTS. A savings institution that did not meet its minimum capital requirement (a "Tier 3 institution") could not make any capital distribution without prior approval from the OTS, unless the capital distribution was consistent with the terms of a capital plan approved by the OTS. The Bank has been classified as a Tier 1 institution.

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

  Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of its "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and 100% of stock issued by the Federal Home Loan Mortgage Corporation or FNMA. "Portfolio assets" consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the Bank met the QTL test.

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

  Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized" and "undercapitalized." "Well capitalized" and "adequately capitalized" institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. "Undercapitalized" institutions are those that do not qualify as either "well capitalized" or "adequately capitalized." These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist in order to cover Financing Corporation debt service payments. The Bank's assessment expense for the year ended December 31, 1999 equaled $549,593.

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

  Change of Control. Subject to certain limited exceptions, no company or person can acquire control of a savings association without the prior approval of the OTS. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

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

Item 2. Properties

  The Company currently offers a broad range of banking services through a total of 54 branch banks and 3 loan production offices located in central and northwestern Arkansas and Oklahoma as follows:

                                                                 No. of  Square
      Market Area                                              Locations Footage
      -----------                                              --------- -------
   Fayetteville/Springdale MSA................................      4     10,831
   Ft. Smith/Van Buren MSA....................................      8    130,230
   Little Rock MSA............................................     16     91,134
   Hot Springs MSA............................................      4     14,234
   North and Central Arkansas.................................     10     40,389
   Oklahoma...................................................     15     63,100

  The Company owns 39 offices and leases the remaining 18 locations. The leases have a range of terms and renewal options. Two of these facilities are multi-story, multi-tenant offices. The Superior Tower located in Ft. Smith consists of 95,000 square feet and is 75% occupied by the Company. The other facility located in downtown Little Rock contains 45,000 square feet and is 53% occupied by the Company.

Item 3. Legal Proceedings

  As a result of the acquisition of the Bank from Bank of America (formerly NationsBank), the Company succeeded to Bank of America's right and interest in the proceedings brought under the caption Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). The Goodwill Litigation relates to claims for damages by the Bank against the United States. Under the terms of the acquisition, the Company has agreed to pay Bank of America 50% of any net recovery (total recovery obtained in a judgment or settlement of the claims less litigation expenses). The Company is unable to estimate the likelihood or amount of any judgment or settlement.

Item 4. Submission of matters to a Vote of Security Holders

  Not Applicable

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SUFI". As of March 15, 2000, the Company had outstanding 9,832,108 shares of Common Stock, with 1,239 shareholders of record. Prior to February 4, 1999, there was no established Trading market for the Common Stock. On February 4, 1999, the Common Stock began trading on the NASDAQ bulletin board. On November 11, 1999, the Common Stock began trading on the NASDAQ National Market System.

  The following table indicates the high and low bid prices for the Common Stock for each quarter of 1999. During the time that the Common Stock was traded in the over-the-counter market, such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company paid no dividends on the Common Stock in 1998 or 1999.

                                                                  Bid Price of
   1999                                                           Common Stock
   ----                                                          ---------------
                                                                  High     Low
                                                                 ------- -------
   1st Quarter ................................................. $11.250 $ 9.375
   2nd Quarter .................................................  11.000   9.500
   3rd Quarter .................................................  13.000  10.500
   4th Quarter .................................................  12.500  10.500

Item 6. Selected Financial Data

                             FINANCIAL INFORMATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                Company                             Bank
                         ----------------------  ----------------------------------------------
                          Year Ended December
                                  31                       Year Ended December 31
                         ----------------------  ----------------------------------------------
                            1999      1998(1)       1998        1997        1996        1995
                         ----------  ----------  ----------  ----------  ----------  ----------
                                    (Dollars in Thousands except ratio amounts)
Income statement data:
 Net interest income.... $   41,263  $   24,282  $   38,979  $   38,305  $   36,676  $   34,113
 Provision for loan
  losses................      2,270       1,021       8,786       2,155       1,125       1,050
                         ----------  ----------  ----------  ----------  ----------  ----------
 Net interest income
  after provision for
  loan losses...........     38,993      23,261      30,193      36,150      35,551      33,063
 Non-interest income....     26,926      18,712      24,711      23,280      23,370      20,572
 Non-interest expense...     48,086      31,053      42,242      39,316      46,362      36,527
                         ----------  ----------  ----------  ----------  ----------  ----------
 Income before taxes....     17,833      10,920      12,662      20,114      12,559      17,108
 Net income.............     11,386       6,675       6,409      10,922       7,634      10,397
Balance sheet data at period end:
 Total assets...........  1,591,945   1,378,716   1,368,171   1,256,153   1,206,235   1,294,575
 Investments............    354,915     364,061     358,877     382,211     449,006     534,709
 Loans..................  1,004,961     818,371     818,371     697,869     674,861     639,880
 Allowance for loan
  losses................     11,346      10,472      10,472       4,660       5,058       4,930
 Total deposits.........    977,936     967,743     971,590     982,442     990,203   1,084,582
 Total shareholders'
  equity................    105,586     101,812     168,968     161,832      84,521      84,279
Average balance sheet
 data:
 Total assets...........  1,516,603   1,292,196   1,287,756   1,291,295   1,252,641   1,272,514
 Investments............    379,571     334,321     339,384     410,876     480,728     578,879
 Loans..................    971,640     711,798     706,700     684,379     652,172     589,020
 Allowance for loan
  losses................     11,041      10,465       9,055       4,886       5,003       4,841
 Total deposits.........    978,503     981,987     991,311     995,237   1,041,920   1,064,880
 Total shareholders'
  equity................    106,309      88,410     167,296     156,432      85,556      83,041
Performance Ratios:
 Return on average
  assets................        .75%        .69%        .50%        .85%        .61%        .82%
 Return on average
  common equity.........      10.71       10.05        3.83        6.98        8.92       12.52
 Net interest margin....       3.06        2.83        3.42        3.44        3.15        2.88
 Efficiency ratio.......      70.32       72.25       66.34       63.84       77.21       66.80
Asset Quality Ratios:
 Nonperforming assets to
  total loans and other
  real estate...........        .24         .48         .48         .82         .79         .73
 Net charge-offs to
  average loans.........        .15         .20         .42         .37         .15         .14
 Allowance for loan
  losses to total
  loans.................       1.13        1.27        1.27         .67         .75         .77
 Allowance for loan
  losses to
  nonperforming loans...        579         313         313          91         107         112
Capital Ratios:
 Tangible capital
  ratio.................       3.16        2.85        7.99        7.40        6.66        5.97
 Average shareholders'
  equity to average
  total assets..........       7.00        6.84       12.99       12.11        6.83        6.53
 Core capital ratio.....       3.16        2.85        7.99        7.40        6.60        5.97
 Risk-based capital
  ratio.................       6.19        5.50       16.70       15.69       15.06       14.86

--------
(1) The results of operations of the Bank were consolidated with those of the Company from April 1, 1998, the date of the acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Superior Financial Corp. (the "Company") is a unitary thrift holding company. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B (the "Bank"). On April 1, 1998 the Company completed a Private Placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information contained in this Annual Report on Form 10-K.

  On January 7, 1997 NationsBank, Inc. purchased the Bank from Boatmen's Bancshares, Inc. in a transaction accounted for by the purchase method of accounting for business combinations. The phrase "year ended December 31, 1997" in the remainder of this discussion and analysis refers to the period from January 7, 1997 to December 31, 1997.

For the Twelve Months Ended December 31, 1999, 1998 and 1997

Results of Operations

Company

  Total assets were $1,591.9 million at December 31, 1999, an increase of $213.2 million, or 15.5%, from $1,378.7 million at December 31, 1998. Total stockholders' equity at December 31, 1999 was $105.6 million, an increase of $3.8 million or 3.7% from $101.8 million at December 31, 1998. The $20 million Note Payable with Colonial Bank and the $60 million Senior Notes used to finance the acquisition of the Bank are recorded as liabilities of the Company. The Company made a $7 million principal payment on the Colonial Bank note in February 1999, reducing the balance from $20 million to $13 million.

  Net income for the twelve months ended December 31, 1999 was $11.4 million, an increase of $4.7 million, or 70.1%, from $6.7 million for the twelve months ended December 31, 1998. Net income per share-basic and diluted for the twelve months ended December 31, 1999 was $1.13, a 28.4% increase over basic and diluted earnings per share of $0.88 for the twelve months ended December 31, 1998. The interest expense on the Note Payable and the Senior Notes is recorded by the Company and was $6.6 million and $4.3 million for the twelve months ended December 31, 1999, and the twelve months ended December 31, 1998, respectively. This represents the primary difference between the operations of the Company and that of the Bank. The Company had return on average assets of 0.75% and return of average common equity of 10.71% for the twelve months ended December 31, 1999, compared to 0.69% and 10.05% for the twelve months ended December 31, 1998.

  The table below presents the following:

  (A) Historical results of Superior Financial Corp. for the twelve months ended December 31, 1999.

  (B) Historical results of Superior Financial Corp. for the twelve months ended December 31, 1998, including the results of operations of Superior Federal Bank, F.S.B. from April 1, 1998, the date of the acquisition.

  (C) Pro forma results of Superior Financial Corp. for the twelve months ended December 31, 1998, including the results of operations of Superior Federal Bank, F.S.B. from January 1, 1998.

  (D) Operating results of Superior Federal Bank, F.S.B. on a stand-alone basis for the twelve months ended December 31, 1999.

  (E) Operating results of Superior Federal Bank, F.S.B. on a stand-alone basis for the twelve months ended December 31, 1998 and 1997.

                                Superior Financial Corp.
                         --------------------------------------
                          Historical   Historical   Pro Forma           Superior Federal Bank
                         ------------ ------------ ------------ --------------------------------------
                            Twelve       Twelve       Twelve       Twelve       Twelve       Twelve
                            Months       Months       Months       Months       Months       Months
                            Ended        Ended        Ended        Ended        Ended        Ended
                         December 31, December 31, December 31, December 31, December 31, December 31,
                             1999         1998         1998         1999         1998         1997
                             (A)           (B)          (C)          (D)          (E)          (E)
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                    (Dollars in Thousands)
Interest income.........   $99,776      $63,015      $83,756      $99,465      $83,580      $83,664
Interest expense........    58,513       38,733       50,438       51,923       44,681       45,359
                           -------      -------      -------      -------      -------      -------
Net interest income.....    41,263       24,282       33,318       47,542       38,899       38,305
Provision for loan
 losses.................     2,270        1,021        8,786        2,270        8,786        2,155
                           -------      -------      -------      -------      -------      -------
Net interest income
 after provision........    38,993       23,261       24,532       45,272       30,113       36,150
Noninterest income......    26,926       18,712       24,228       26,923       24,228       23,280
Noninterest expense.....    48,086       31,053       41,899       47,550       41,679       39,316
                           -------      -------      -------      -------      -------      -------
Income before income
 taxes..................    17,833       10,920        6,861       24,645       12,662       20,114
Income tax expense......     6,447        4,245        3,693        8,950        6,253        9,192
                           -------      -------      -------      -------      -------      -------
Net income..............   $11,386      $ 6,675      $ 3,168      $15,695      $ 6,409      $10,922
                           =======      =======      =======      =======      =======      =======

  The following discussion of the Bank compares the results of operations for the Bank for the twelve months ended December 31, 1999 to that of the Bank for the twelve months ended December 31, 1998. For the twelve months ended December 31, 1999 and 1998, the primary difference between the results of operations for the Company and the Bank was the interest expense on the Note Payable and the Senior Notes recorded by the Company. For the twelve months ended December 31, 1999 and 1998, the Company recorded interest expense on the Note Payable and the Senior Notes of $6.6 million and $4.3 million, respectively.

Bank

  For the twelve months ended December 31, 1999, the Bank had net income available to common shareholders of $15.7 million, an increase of $9.3 million, or 144.9% from 1998. This resulted in a return on average assets of 1.04% and a return on average common equity of 9.44% for the twelve months ended December 31, 1999 compared to 0.50% and 3.83%, respectively, for the same time period in 1998. The primary reason for the increase in net income was higher net interest income and a lower provision for loan losses in 1999, which is more fully discussed under " Allowance for Loan Losses."

  Total assets increased to $1,582 million from $1,368 million, an increase of $214 million, or 15.6%, at December 31, 1999. This increase was primarily the result of loan growth. Net loans receivable were

$993.6 million at December 31, 1999, an increase of $185.7 million, or 23% from $807.9 million at December 31, 1998. Offsetting this increase was a decrease in cash and cash equivalents from $81.2 million at December 31, 1998 to $47.8 million at December 31, 1999, a decrease of $33.4 million, or 41.2%. This decrease in cash and cash equivalents resulted from the Bank utilizing those funds in the origination of loans receivable. The increase in loans receivable also resulted in an increase in accrued interest receivable to $15.5 million at December 31, 1999 from $7.5 million at December 31, 1998, an increase of $8.0 million, or 106.7%. Deposits increased to $979.8 million at December 31, 1999 from $971.6 million at December 31, 1998, an increase of $8.2 million or .8%. During 1999, the Bank sold one branch with deposits of approximately $10.7 million. Total stockholder's equity was $167 million at December 31, 1999, representing a decrease of $1.7 million or 1% from total stockholder's equity of $169 million at December 31, 1998. The Bank paid dividends to the Company totaling $11 million and $4 million in 1999 and 1998, respectively.

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

  Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets and the amount of noninterest bearing liabilities supporting earning assets.

  Net interest income for the twelve months ended December 31, 1999 was $47.5 million, an increase of $8.6 million or 22% from $38.9 million for the twelve months ended December 31, 1998. This resulted in a net interest margin of 3.53% and 3.42% and a net interest spread of 3.14% and 3.02% for the twelve months ended December 31, 1999 and December 31, 1998, respectively. The increases in the net interest margin and the net interest spread were primarily due to a lower average rate incurred on liabilities. Average interest-earning assets increased $230.4 million, or 20.2%, from $1,139 million for the twelve months ended December 31, 1998 to $1,369 million for the same period in 1999. Average loans outstanding for the twelve months ended December 31, 1999 were $971.6 million, an increase of $264.9 million, or 37.5%, compared to average loans outstanding of $706.7 million for the twelve months ended December 31, 1998. Average interest-bearing liabilities were $1,244 million at December 31, 1999, an increase of $212 million, or 20.5%, over average interest-bearing liabilities of $1,032 million for the twelve months ended December 31, 1998. The average rate paid on interest-bearing liabilities was 4.16% and 4.33% for the years ended December 31, 1999 and 1998, respectively.

  Net interest income totaled $38.9 million for the year ended December 31, 1998, an increase of $3.7 million, or 10.5%, from $35.2 million for the same period in 1997. The net interest margin for the year ended December 31, 1998 was 3.42% compared to the 1997 net interest margin of 3.44%. Net interest spread for the year ended December 31, 1998 was 3.02% compared to 3.16% for the same period in 1997. Interest income was flat at $83.7 million for the twelve months ended December 31, 1998 compared to the same period in 1997. The overall growth in loans during the third and fourth quarters of 1998 increased interest income, but this increase was offset by the net change in the asset mix between investment securities and federal funds sold.

  Net interest income for the twelve months ended December 31, 1999 in the discussion and table below is on a fully taxable equivalent ("FTE") basis. The adjustment to convert certain income to an FTE basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate (35%). The Bank had no tax-exempt income for the twelve months ended December 31, 1998 and 1997.

  The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                        Year Ended December 31
                          -----------------------------------------------------------------------------------
                                     1999                        1998                        1997
                          --------------------------- --------------------------- ---------------------------
                            Average   Interest  Avg.    Average   Interest  Avg.    Average   Interest  Avg.
                          Outstanding Earned/  Yield/ Outstanding Earned/  Yield/ Outstanding Earned/  Yield/
                            Balance     Paid    Rate    Balance     Paid    Rate    Balance     Paid    Rate
                          ----------- -------- ------ ----------- -------- ------ ----------- -------- ------
                                                        (Dollars in Thousands)
Assets
Interest-earning assets:
Loans...................  $  971,602  $75,388   7.79% $  706,700  $56,536   8.00% $  684,379  $54,870   8.02%
Investments.............     375,112   23,199   6.20     339,384   21,487   6.33     410,876   27,765   6.76
Federal funds sold and
 other earning assets...      22,580    1,227   5.41      92,815    5,638   6.07      18,650    1,029   5.52
                          ----------  -------         ----------  -------         ----------  -------
Total interest-earning
 assets.................   1,369,294   99,814   7.30   1,138,899   83,661   7.35   1,113,905   83,664   7.51
Less allowance for loan
 losses.................      11,041                       9,055                       4,886
                          ----------                  ----------                  ----------
Total earning assets,
 net of allowance.......   1,358,253                   1,129,845                   1,109,019
Nonearning assets.......     146,623                     157,912                     182,276
                          ----------                  ----------                  ----------
Total assets............  $1,504,876                  $1,287,756                  $1,291,295
                          ==========                  ==========                  ==========
Liabilities and
 stockholder's equity
Interest-bearing
 liabilities:
Interest-bearing demand
 deposits...............  $  205,444  $ 3,552   1.73% $  197,182  $ 3,787   1.92% $  188,646  $ 3,925   2.08%
Savings and money market
 accounts...............     171,752    4,290   2.50     164,012    4,573   2.79     161,815    4,240   2.62
Certificates of
 deposit................     522,262   26,128   5.01     556,699   29,551   5.31     577,141   30,269   5.24
Borrowed funds..........     344,682   17,953   5.14     114,463    6,795   5.94     114,408    6,925   6.05
                          ----------  -------         ----------  -------         ----------  -------
Total interest-bearing
 liabilities............   1,244,140   51,923   4.16   1,032,356   44,706   4.33   1,042,010   45,359   4.35
Noninterest-bearing
 liabilities
Noninterest-bearing
 demand deposits........      80,578                      70,962                      67,635
Other liabilities.......      13,880                      17,143                       6,987
                          ----------                  ----------                  ----------
Total liabilities.......   1,338,598                   1,120,461                   1,116,632
Stockholder's equity....     166,278                     167,295                     174,663
                          ----------                  ----------                  ----------
Total liabilities and
 stockholder's equity...  $1,504,876                  $1,287,756                  $1,291,295
                          ==========                  ==========                  ==========
Net interest income.....              $47,891                     $38,955                     $38,305
                                      =======                     =======                     =======
Net interest spread.....                        3.14%                       3.02%                       3.16%
                                                ====                        ====                        ====
Net interest margin.....                        3.53%                       3.42%                       3.44%
                                                ====                        ====                        ====

  The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated. Changes not solely due to volume or rate changes are allocated to rate.

                                      Year Ended December 31
                          ----------------------------------------------------
                             1999 versus 1998           1998 versus 1997
                          -------------------------  -------------------------
                            Increase (decrease)        Increase (decrease)
                          -------------------------  -------------------------
                          Volume    Rate     Total   Volume    Rate     Total
                          -------  -------  -------  -------  -------  -------
                                      (Dollars in thousands)
Interest-earning assets:
Loans...................  $20,503  $(1,866) $18,637  $ 1,790  $  (124) $ 1,666
Investments.............    2,204     (543)   1,661   (4,831)  (1,447)  (6,278)
Federal funds sold and
 other earning assets...   (3,800)    (613)  (4,413)   4,092      517    4,609
                          -------  -------  -------  -------  -------  -------
Total increase
 (decrease) in interest
 income.................   18,907   (3,022)  15,885    1,051   (1,054)      (3)
Interest-bearing
 liabilities:
Interest-bearing demand
 deposits...............      159     (394)    (235)     178     (316)    (138)
Savings and money market
 accounts...............      216     (500)    (284)      58      275      333
Certificates of
 deposit................   (1,832)  (1,565)  (3,397)  (1,072)     354     (718)
Borrowed funds..........   13,663   (2,505)  11,158        3     (133)    (130)
                          -------  -------  -------  -------  -------  -------
Total increase
 (decrease) in interest
 expense................   12,206   (4,964)   7,242     (833)     180     (653)
                          -------  -------  -------  -------  -------  -------
Increase (decrease) in
 net interest income....  $ 6,701  $ 1,942  $ 8,643  $ 1,884  $(1,234) $   650
                          =======  =======  =======  =======  =======  =======

Noninterest Income

  Noninterest income for the year ended December 31, 1999 was $26.9 million, an increase of $2.7 million, or 11.1%, over the same period in 1998. Noninterest income for the year ended December 31, 1998 was $24.2 million, an increase of $.9 million, or 4.1%, over the same period in 1997.

  The following table presents for the periods indicated the major components of noninterest income:

                                                        Year Ended December 31
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
   Service charges on deposit accounts................. $22,062 $20,012 $20,241
   Mortgage operations, net............................   2,428   2,317   1,796
   Other noninterest income............................   2,433   1,899   1,243
                                                        ------- ------- -------
    Total noninterest income........................... $26,923 $24,228 $23,280
                                                        ======= ======= =======

  Service charges were $22.1 million for the year ended December 31, 1999, compared to $20 million for the year ended December 31, 1998, an increase of $2.1 million, or 10.5%.

  Service charges decreased $229,000, or 1.1%, in 1998 from $20.2 million for the year ended December 31, 1997. The growth in service charges slowed in 1998 primarily due to the sale of nine retail branches in the third quarter.

  Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. As demonstrated by the trend from 1997 through 1999, management of the Company believes the growth will be sustained as the number of transaction accounts (checking and savings accounts) increase. The increase in the number of transactions and the related service fee generation is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

  For the year ended December 31, 1999, noninterest expense totaled $47.6 million, an increase of $5.9 million, or 14.1%, from $41.7 million in 1998. The efficiency ratio for the year ended December 31, 1999, was 63.86%, compared to 66.34% in 1998. For the year ended December 31, 1998, noninterest expense increased $2.4 million, or 6%, from $39.3 million for the year ended December 31, 1997. The efficiency ratio for the year ended December 31, 1997, was 63.84%.

  Salary and benefit expense for the year ended December 31, 1999 was $21.5 million, an increase of $7.8 million, or 56.9%, from $13.7 million for the twelve months ended December 31, 1998. Salary and benefit expense for 1998 increased $1.9 million, or 11.7%, from $16.3 million for the year ended December 31, 1997. The increases during 1998 and 1999 were due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

  Occupancy expense for the year ended December 31, 1999 was $3.1 million, an increase of $1.0 million, or 47.6%, from $2.1 million for the year ended December 31, 1998. This increase was due to the opening of a loan office in Tulsa, Oklahoma, a mortgage production center in Little Rock, Arkansas, and five new retail branches. Occupancy expense for 1998 decreased $90,000, or 3%, from $3.1 million for the year ended December 31, 1997, due to sales of retail branches in the third quarter of 1998. Major categories included in occupancy expense are building lease expense, depreciation expense, and maintenance expense.

Income Taxes

  Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the applicable franchise taxes. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the twelve months ended December 31, 1999, income tax expense was $9 million, an increase of $2.7 million or 42.9% from $6.3 million for the twelve months ended December 31, 1998. This increase is due to the increase in taxable income. Income tax expense in 1998 decreased $2.9 million, or 31.5%, for the same period in 1997. The lower income tax expense in 1998 compared to 1997 is principally due to the decrease in taxable income.

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

Financial Condition

 Loan Portfolio

  Loans receivable were $1,005 million at December 31, 1999, an increase of $187 million, or 22.9%, from $818 million at December 31, 1998. Consistent with the Bank's historically high rate of growth, this increase is believed to be the result of the Bank's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

  The following table summarizes the loan portfolio of the Bank by loan type:

                                                              December 31
                         ------------------------------------------------------------------------------------------
                                1999               1998              1997              1996              1995
                         ------------------  ----------------  ----------------  ----------------  ----------------
                           Amount   Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                         ---------- -------  -------- -------  -------- -------  -------- -------  -------- -------
Commercial.............. $   24,166   2.41%  $ 10,800   1.32%  $  4,403   0.63%  $  2,704   0.40%  $  2,931   0.46%
Consumer:
 Direct.................    127,056  12.64     99,704  12.18     75,268  10.79     70,179  10.40     39,612   6.19
 Indirect...............    196,989  19.60    174,316  21.30    156,073  22.36    145,059  21.49    131,121  20.49
Real Estate:
 Construction & land
  development...........     50,069   4.98     15,920   1.95     12,734   1.82     13,304   1.97     24,285   3.80
 1-4 family
  residential...........    520,870  51.83    477,062  58.29    409,135  58.63    416,668  61.74    419,870  65.62
 Commercial owner
  occupied..............     85,811   8.54     40,569   4.96     40,257   5.77     26,947   4.00     22,061   3.44
                         ---------- ------   -------- ------   -------- ------   -------- ------   -------- ------
Total loans............. $1,004,961 100.00%  $818,371 100.00%  $697,870 100.00%  $674,861 100.00%  $639,880 100.00%
                         ========== ======   ======== ======   ======== ======   ======== ======   ======== ======

  The primary lending focus of the Company is on small and medium sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short-to-medium-term commercial loans, both collateralized and uncollateralized, is made available to business for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment. The purpose of a particular loan determines its structure.

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

  A substantial portion of the Company's real estate loans consists of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products, which generally are amortized over three to 30 years. Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company typically requires mortgage title insurance and hazard insurance in the amount of the loan.

  Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan.

  Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The adoption of SFAS No. 114 did not result in any additional provision for loan losses.

                Maturity and Interest Rate Sensitivity of Loans
                            (Dollars in Thousands)

                                                  Loans at December 31, 1999,
                                                         maturing in:
                                                -------------------------------
                                                        Over One
                                                  One   Through   Over
                                                Year or   Five    Five
                                                 Less    Years   Years   Total
                                                ------- -------- ------ -------
Commercial, financial and agricultural......... $ 9,454  $5,320  $9,392 $24,166
Real estate-construction.......................  36,395     --      --   36,395
                                                -------  ------  ------ -------
 Total......................................... $45,849  $5,320  $9,392 $60,561
                                                =======  ======  ====== =======
Predetermined rates............................ $44,558  $5,320  $9,392 $59,270
Variable rates.................................   1,291     --      --    1,291

 Nonperforming Assets

  The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at December 31, 1999 were $2.4 million, compared with $3.9 million at December 31, 1998 and $5.8 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of .24%, .48% and .82% as of year-end 1999, 1998 and 1997, respectively.

  The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  December 31
                                       --------------------------------------
                                        1999    1998    1997    1996    1995
                                       ------  ------  ------  ------  ------
                                             (Dollars in Thousands)
Nonaccrual loans...................... $1,959  $3,348  $5,098  $4,715  $4,407
Other real estate and foreclosed
 property.............................    437     594     662     600     242
                                       ------  ------  ------  ------  ------
 Total nonperforming assets........... $2,396  $3,942  $5,760  $5,315  $4,649
                                       ======  ======  ======  ======  ======
Nonperforming assets to total loans
 and other real estate................    .24%    .48%    .82%    .79%    .73%
                                       ======  ======  ======  ======  ======

  The Company has well-developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to bank management and directors. The Company also maintains a well-developed monitoring process for credit extensions. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are made on a centralized basis. The Company also has procedures designed to bring rapid resolution of non-performing loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

  The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

  As of December 31, 1999, the Company had no non-government sponsored accruing loans that were contractually past due 90 days or more. However, the Company continues to accrue interest for government-sponsored loans such as FHA and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of accruing loans past due 90 days or more was $48.2 million and $15.6 million as of December 31, 1999 and 1998, respectively.

  The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

 Allowance for Loan Losses

  The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                           Years Ended December 31
                                    ------------------------------------------
                                     1999     1998     1997     1996     1995
                                    -------  -------  -------  -------  ------
                                            (Dollars in thousands)
Allowance for loan losses at
 January 1........................  $10,472  $ 4,660  $ 5,058  $ 4,930  $4,686
Provision for loan losses.........    2,270    8,786    2,115    1,125   1,050
Charge-offs.......................   (2,895)  (4,351)  (2,969)  (1,322)   (911)
Recoveries........................    1,499    1,377      456      325     105
                                    -------  -------  -------  -------  ------
Allowance for loan losses at
 December 31......................  $11,346  $10,472  $ 4,660  $ 5,058  $4,930
                                    =======  =======  =======  =======  ======
Allowance to period-end loans.....     1.13%    1.27%    0.67%    0.75%   0.77%
Net charge-offs to average loans..     0.15     0.42     0.37     0.15    0.14
Allowance to period-end
 nonperforming loans..............      579      313       91      107     112

  The Company continuously monitors its underwriting procedures in an attempt to maintain loan quality. In early 1995 Bank management initiated a series of actions designed to increase the institution's net interest margin. Among these initiatives was the redeployment of resources to aggressively grow the higher yielding, higher risk consumer and commercial loan components of the balance sheet. This involved a substantial increase in the number of "dual purpose" loan officers, i.e. lenders who handled consumer loan requests as well as mortgage loan originations, aggressive solicitation of indirect automobile loan paper, and reductions in mortgage origination staff. As a result, the Bank experienced significant growth in consumer loan balances, particularly indirect automobile paper, and a moderate decline in the mortgage loan portfolio as normal amortization exceeded new mortgage loan production. These actions resulted in an increase in the Bank's automobile loan portfolio (direct and indirect) over the last five years as follows:

                                             Direct      Indirect      Total
                                           ----------- ------------ ------------
   1995................................... $22,969,000 $108,152,000 $131,121,000
   1996...................................  22,038,000  145,059,000  167,097,000
   1997...................................  27,321,000  156,072,000  183,393,000
   1998...................................  25,308,000  174,316,000  199,624,000
   1999...................................  39,875,000  196,988,000  236,863,000

  In May 1996, the loan officer in charge of the indirect automobile loans left the Bank. During the fall of 1996, the Bank began to experience an increase in delinquencies and write-offs on indirect automobile loans. This resulted in an increase in net charge-offs to $997,000 in 1996, from $806,000 in 1995, a 23.70% increase. During 1997, Bank management began to sense that some higher risk automobile loans had been made and purchased by the Bank. In April 1997 senior management of the Bank changed when the President and Chief Executive Officer retired. The new President and Chief Executive Officer took a more aggressive approach to dealing with problems in the automobile loan portfolio, particularly the indirect, and implemented new controls and procedures to provide earlier indications of problems and charge-offs of these loans. These new controls and procedures indicated that the Bank had been purchasing higher risk automobile loans. The Bank's net charge-offs increased significantly in 1997 and 1998 as the result of the problems in the automobile loan portfolio.

  This shift in the mix of the loan portfolio to higher yielding, higher risk consumer loans and the significant increase in indirect automobile loans resulted in the increase in the level of charge-offs from 1995 to 1998. During the first quarter of 1998, the Bank made certain changes in accounting estimates totaling approximately $7.7 million, and the allowance for loan losses was significantly increased in the first quarter of 1998 to reflect the increased risk of losses in the automobile loans within the Bank's loan portfolio, which experienced increased historical losses over historical levels in the first quarter of 1998.

  The amounts of provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses was $11.3 million at December 31, 1999, or 1.13% of total loans, compared with $10.5 million, or 1.27% of total loans, at December 31, 1998. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

  The Company uses an internal credit grading system in determining the adequacy of the allowance for loan losses. This analysis assigns grades to all loans except owner-occupied one-to-four family residential loans and consumer loans. Graded loans are assigned to one of nine risk reserve allocation percentage. The loan grade for each individual loan is determined by the loan officer at the time it is made and changed from time to time to reflect an ongoing assessment of loan risk. Loan grades are reviewed on specific loans from time to time by senior management and as part of the Company's internal loan review process. Owner-occupied one-to-four family residential and consumer loans are assigned a reserve allocation percentage based on past due status and the level of cumulative net charge-offs for the five preceding calendar years.

  The sum of all reserve amounts determined by this methodology is utilized by management as the primary indicator of the appropriate reserve level. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changing risk ratings or specific reserve allocations.

  The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied one-to-four family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (1) for non-farm/non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan-to-value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan-to-value ratios; (3) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors.

  Management reviews the allowance on a quarterly basis to determine whether the amount of regular monthly provision should be increased or decreased or whether additional provisions should be made to the allowance. The allowance is determined by management's assessment and grading of individual loans in the case of loans other than owner-occupied one-to-four family residential and consumer loans and specific reserves made for other categories of loans. The total allowance amount is available to absorb losses across the Company's entire portfolio.

  The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                           Percent
                                                             of     Percent of
                                                          Allowance  Loans to
                                                          to Total    Total
                                                  Amount  Allowance   Loans
                                                  ------- --------- ----------
December 31, 1999                                    (Dollars in thousands)
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $   299      3%       2.41%
 Real estate:
  Construction and land development..............     618      6        4.98
  1-4 family residential.........................   1,575     14       51.83
  Commercial owner occupied......................   1,059      9        8.54
 Consumer........................................   4,618     40       32.24
 Unallocated.....................................   3,177     28         --
                                                  -------    ---      ------
Total allowance for loan losses.................. $11,346    100%     100.00%
                                                  =======    ===      ======
December 31, 1998
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $   165      2%       1.32%
 Real estate:
  Construction and land development..............     --     --         1.95
  1-4 family residential.........................   1,466     14       58.29
  Commercial owner occupied......................     638      6        4.96
 Consumer........................................   6,527     62       33.48
 Unallocated.....................................   1,676     16         --
                                                  -------    ---      ------
Total allowance for loan losses.................. $10,472    100%     100.00%
                                                  =======    ===      ======
December 31, 1997
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $   --     -- %       0.63%
 Real estate:
  Construction and land development..............     --     --         1.82
  1-4 family residential.........................     694     15       58.63
  Commercial owner occupied......................     319      7        5.77
 Consumer........................................   3,603     77       33.15
 Unallocated.....................................      44      1         --
                                                  -------    ---      ------
Total allowance for loan losses.................. $ 4,660    100%     100.00%
                                                  =======    ===      ======
December 31, 1996
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $   --     -- %       0.40%
 Real estate:
  Construction and land development..............     --     --         1.97
  1-4 family residential.........................     678     13       61.74
  Commercial owner occupied......................     557     11        4.00
 Consumer........................................   3,641     72       31.89
 Unallocated.....................................     182      4         --
                                                  -------    ---      ------
Total allowance for loan losses.................. $ 5,058    100%     100.00%
                                                  =======    ===      ======

                                   Percent
                                     of     Percent of
                                  Allowance  Loans to
                                  to Total    Total
                           Amount Allowance   Loans
                           ------ --------- ----------
                              (Dollars in thousands)
December 31, 1995
Balance of allowance for
 loan losses applicable
 to:
 Commercial............... $  --     -- %       0.46
 Real estate:
  Construction and land
   development............    --     --         3.80
  1-4 family residential..    736     15       65.62
  Commercial owner
   occupied...............    561     11        3.44
 Consumer.................  2,013     41       26.68
 Unallocated..............  1,620     33         --
                           ------    ---      ------
Total allowance for loan
 losses................... $4,930    100%     100.00%
                           ======    ===      ======

  The principal area of risk continues to be in the indirect consumer loan portfolio, as this category has experienced the highest level of charge-offs during the past five years. Charge-offs for the years 1995-1999 have primarily been in the indirect consumer loan portfolio.

 Investments

  The Company's investment portfolio is the second largest component of earning assets. It provides a significant source of revenue for the Company and acts as a source of funding should the Company experience unanticipated deposit withdrawals or loan demand. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Trading account assets, which are held for the purpose of selling at a profit, are carried at estimated market value. Gains and losses on trading securities, both realized and unrealized, are included in other income. The Company did not hold any investments classified as held-to-maturity or as trading securities at December 31, 1999, 1998 and 1997.

  The decrease in the securities portfolio from December 31, 1995 to December 31, 1999 is the result of the Company's strategy of increasing its net interest margin by growing the loan portfolio. Total securities declined $160 million, 30.5%, from $524.4 million in 1995 to $364.4 million in 1999. For the same period, total loans rose $365.1 million, or 57.1%, from $639.9 million in 1995 to $1,005 million in 1999. Total securities increased $0.8 million, or 0.2%, in 1999 from $363.6 million at December 31, 1998 to $364.4 million at December 31, 1999. During 1999, the Company purchased $10.1 million of federal tax-exempt municipal bonds. With the anticipated growth in deposits and loans, management of the Company believes the securities portfolio will remain at approximately the December 31, 1999 amount.

  All securities held by the Company as of December 31, 1999, 1998 and 1997 are classified as available-for-sale. The following table presents the amortized cost and estimated market values for securities as of the dates shown.

                                    December 31, 1999                        December 31, 1998
                         ---------------------------------------- ----------------------------------------
                                                        Estimated                                Estimated
                                  Unrealized Unrealized   Fair             Unrealized Unrealized   Fair
                           Cost     Gains      Losses     Value     Cost     Gains      Losses     Value
                         -------- ---------- ---------- --------- -------- ---------- ---------- ---------
                                                      (Dollars in thousands)
Mortgage-backed
 securities............. $180,394   $   12    $(3,305)  $177,101  $296,895   $1,814    $(1,350)  $297,359
CMOs....................   96,074      --      (3,078)    92,996    59,130       56        (47)    59,139
Corporate securities....   45,652      --      (1,831)    43,821     7,563      --         --       7,563
Agency notes/bonds......   32,165      --        (488)    31,677       --       --         --         --
Municipal securities....   10,087      --        (767)     9,320       --       --         --         --
                         --------   ------    -------   --------  --------   ------    -------   --------
Total investments....... $364,372   $   12    $(9,469)  $354,915  $363,588   $1,870    $(1,397)  $364,061
                         ========   ======    =======   ========  ========   ======    =======   ========
                                    December 31, 1997
                         ----------------------------------------
                                                        Estimated
                                  Unrealized Unrealized   Fair
                           Cost     Gains      Losses     Value
                         -------- ---------- ---------- ---------
                                  (Dollars in thousands)
Mortgage-backed
 securities............. $369,555   $4,098    $  (323)  $373,330
                         --------   ------    -------   --------
Total investments....... $369,555   $4,098    $  (323)  $373,330
                         ========   ======    =======   ========

  At December 31, 1999, investments totaled $354.9 million, a decrease of $9.2 million, or 2.5%, from December 31, 1998. This decrease was due to increased unrealized holding losses on available-for-sale securities. At December 31, 1998, investments totaled $364.1 million, a decrease of $9.2 million, or 2.5%, from $373.3 million at December 31, 1997. The weighted average yield on the investment portfolio was 6.20% in 1999, 6.33% in 1998, and 6.76% in 1997.

  The Company has no mortgage-backed securities that have been issued by non-agency entities.

  At December 31, 1999, 71% of investments available-for-sale held by the Company had final maturities of more than ten years. At December 31, 1999, approximately $97.2 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase, but benefit less than fixed rate securities in value changes during a time of declining interest rates.

  The following table summarizes the amortized cost, by contractual maturity, of investments (including securities, federal funds sold and interest-bearing deposits) and their nominal weighted average yields. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         December 31, 1999
                         ---------------------------------------------------------------------------------------
                                           After One Year    After Five Years
                                             but within         but within
                         Within One Year     Five Years          Ten Years      After Ten Years       Total
                         ----------------  ---------------   -----------------  ----------------- --------------
                          Amount   Yield   Amount   Yield     Amount    Yield    Amount   Yield    Amount  Yield
                         -------- -------  -------- ------   --------- -------  --------- ------- -------- -----
Mortgage-backed
 securities............. $      3   5.56%  $     69   6.62%  $  37,910   6.41%  $ 142,412  6.04%  $180,394 6.12%
CMOs....................                                                           96,074  6.39%    96,074 6.39%
Corporate securities....                                        34,908   7.08%     10,744  7.35%    45,652 7.14%
Agency notes/bonds......                      5,206   5.75%     26,959   7.03%                      32,165 6.82%
Municipal securities....                                                           10,087  5.31%    10,087 5.31%
                         -------- ------   -------- ------   --------- ------   --------- -----   -------- ----
Total investments
 available-for-sale..... $      3   5.56%  $  5,275   5.76%  $  99,777   6.81%  $ 259,317  5.99%  $364,372 6.36%
Federal Home Loan Bank
 stock..................                                                           21,907  5.52%    21,907 5.52%
Interest-bearing
 deposits...............    8,141   5.55%                                                            8,141 5.55%
                         -------- ------   -------- ------   --------- ------   --------- -----   -------- ----
Total................... $  8,141   5.55%  $  5,275   5.76%  $  99,777   6.81%  $ 281,224  5.95%  $394,420 6.29%
                         ======== ======   ======== ======   ========= ======   ========= =====   ======== ====

 Deposits

  The Company's ratio of average demand deposits to average total deposits for years ended December 31, 1999, 1998 and 1997 were 29%, 27%, and 26%, respectively.

  Average total deposits during 1999 decreased to $980.0 million from $988.9 million in 1998, a decrease of $8.9 million or 0.9%. Average noninterest-bearing deposits increased to $80.6 million in 1999 from $71.0 million in 1998 due to the increase in the number of deposit accounts. During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The total deposits for the sold branch were approximately $10.7 million. Average deposits in 1998 decreased to $988.9 million from $995.2 million in 1997, a decrease of $6.3 million or 0.6%. In the third quarter of 1998, the Company sold nine branches located in Arkansas and Oklahoma. Deposits for these branches totaled $84.5 million.

  The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                            Year Ended December 31
                                   -------------------------------------------
                                       1999           1998           1997
                                   -------------  -------------  -------------
                                    Amount  Rate   Amount  Rate   Amount  Rate
                                   -------- ----  -------- ----  -------- ----
                                            (Dollars in thousands)
NOW accounts...................... $205,444 1.73% $197,182 1.92% $188,646 2.08%
Regular savings...................  107,297 2.13   105,400 2.33   104,787 2.37
Money market......................   64,455 3.12    58,612 3.61    57,028 3.08
CDs...............................  522,221 5.01   556,699 5.31   577,141 5.24
                                   --------       --------       --------
Total interest-bearing deposits...  899,417 3.78%  917,893 4.13%  927,602 4.35%
Noninterest-bearing deposits......   80,578         70,962         67,635
                                   --------       --------       --------
Total deposits.................... $979,995       $988,855       $995,237
                                   ========       ========       ========

  The decrease in total deposits from $995.2 million in 1997 to $980.0 million in 1999 was primarily due to a planned strategy by the Company of not aggressively pursuing the higher interest rate certificate of deposit market and to the sale of ten branches in 1998 and 1999. The Company's strategy is focused on the growth of transaction accounts (checking and savings accounts) through the "Totally Free Checking" product. These transaction accounts have lower interest rates than certificates of deposit, which will tend to increase the Company's net interest margin, and generate service charge income. The Company continues to experience growth in the noninterest-bearing checking accounts and NOW accounts.

           Maturity Distribution of Time Deposits $100,000 and Over

                                                            December 31, 1999
                                                         -----------------------
                                                         Certificates of Deposit
                                                         -----------------------
                                                         (Dollars in thousands)
   Three months or less.................................         $26,629
   Over three months to six months......................           8,047
   Over six months to twelve months.....................           4,408
   Over twelve months...................................             --
                                                                 -------
   Total................................................         $39,084
                                                                 =======

 Borrowings

  Other short-term borrowings, consisting of Federal Home Loan Bank Advances, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                                           December 31,
                                                      -------------------------
                                                        1999      1998    1997
                                                      --------  --------  -----
                                                      (Dollars in thousands)
Other short-term borrowings:
 Average............................................. $126,474  $ 12,213  $ --
 Year-end............................................  205,500    12,040    --
Maximum month-end balance during year................  205,500   162,217    --
Interest rate:
 Average.............................................     5.29%     3.83%  0.00%
 Year-end............................................     5.78      4.95   0.00

 Interest Rate Sensitivity and Liquidity

  Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company's overall asset and liability composition. The Committee reviews the Company's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

  The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. At December 31, 1999, this ratio was a positive 8.2%. The Company estimates that a 100 basis point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

  Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
Consequently, as the interest rate environment has become more volatile, the Company's management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

  U.S. money market interest rates present the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation, and economic value equity modeling. The following table sets forth a GAP interest rate sensitivity analysis for the Company as of December 31, 1999:

                                    Period/Cumulative GAP Analysis
                          -------------------------------------------------------
                                      91-180     181-360   After One
                          0-90 days    days       days        Year       Total
                          ---------  ---------  ---------  ----------  ----------
                                        (Dollars in thousands)
Interest-earning assets:
 Money market funds.....  $   7,663  $      --  $      --  $       --  $    7,663
 Investments............     32,472     10,087     18,833     296,238     357,630
 Loans..................     70,043    126,196    164,261     715,723   1,076,223
                          ---------  ---------  ---------  ----------  ----------
   Total interest-
    earning assets......  $ 110,178  $ 136,283  $ 183,094  $1,011,961  $1,441,516
                          =========  =========  =========  ==========  ==========
Interest-bearing
 liabilities:
 Demand, money market
  and savings deposits..  $ 363,843  $      --  $      --  $       --  $  363,843
 Certificates of deposit
  and other time
  deposits..............    143,949    152,382    140,395      99,116     535,842
 Borrowings.............    205,000         --     87,000     131,500     424,000
                          ---------  ---------  ---------  ----------  ----------
   Total interest-
    bearing
    liabilities.........  $ 713,292  $ 152,382  $ 227,395  $  230,616  $1,323,685
                          =========  =========  =========  ==========  ==========
Period GAP..............  $(603,144) $ (16,099) $ (44,301) $  781,345  $  117,831
Cumulative GAP..........   (603,114)  (619,213)  (663,514)    117,831
Period GAP to earning
 assets.................      -41.8%      -1.1%      -3.1%       54.2%        8.2%
Cumulative GAP to
 earning assets.........      -41.8%     -43.0%     -46.0%        8.2%

  The GAP sensitivity analysis shows when balances may be repriced. Net interest income, however, is also affected by how much the interest rates change for each of the balances. For example, when national money market rates change, interest rates on the Company's savings accounts may not change as much as interest rates on its commercial loans. This is a limiting factor for the GAP analysis.

  As of December 31, 1999, the Company's net interest income simulation model shows that a parallel 100 basis point increase in interest rates along the yield curve would lower net interest income by 7% for the next 12 months while a 100 basis point decrease would raise net interest income by up to 7%. The model includes balances, asset prepayment speeds, and interest rate relationships among the balances that management judges to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change the Company's market risk exposure. Among the interest rate relationships, there are caps and floors on the Bank's portfolios of adjustable rate mortgage loans and mortgage backed securities.

  The Company manages its interest rate risk through investment in appropriate fixed and variable rate assets, acquisition of non-rate sensitive core deposits, and adjustments in maturities of Federal Home Loan Bank advances. The Bank does not use off-balance sheet instruments.

  Short and intermediate term interest rates have increased moderately since year-end, while longer term interest rates have decreased moderately. This yield curve inversion may continue, as the Federal Reserve System firms money market conditions, while long term rates are influenced by the reduced outstanding supply of longer term U.S. Treasury securities and only mild inflation. Management believes that it can ameliorate the modest negative effect of higher short term interest rates on net interest income through administered interest rate pricing and adjustments of the mix of assets and liabilities.

  Management of the Company does not believe the $13 million Note Payable and the $60 million Senior Notes used to finance the acquisition of the Bank will have a significant impact on the Company's interest rate exposure. The $13 million Note Payable has a floating interest rate based upon LIBOR. The Senior Notes mature on April 1, 2003 and have a fixed interest rate. Management of the Company believes the combination of these two financing options minimizes the impact of interest rate changes of the risk profile of the Company.

 Capital Resources

  Shareholder's equity decreased $1.8 million, or 1.1%, to $167.2 million at December 31, 1999 from $169 million at December 31, 1998. This decrease was the net effect of the Bank's 1999 net income of $15.7 million, dividends paid to the Company of $11 million, and a $6.4 million increase in the net unrealized loss on available-for-sale securities. Shareholder's equity increased $7.2 million, or 4.4%, from $161.8 million at December 31, 1997 to $169 million at December 31, 1998. This increase was primarily the result of net income of $6.4 million.

  The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios to the minimum regulatory standards:

                                                       December 31, 1999
                                                --------------------------------
                                                 Bank  Minimum  Well-Capitalized
                                                Ratio  Required Minimum Required
                                                ------ -------- ----------------
   Tangible capital ratio......................  7.20%  1.50%         5.00%
   Core capital ratio..........................  7.20%  4.00%         6.00%
   Risk-based capital ratio.................... 12.59%  8.00%        10.00%

                                                       December 31, 1998
                                                --------------------------------
                                                 Bank  Minimum  Well-Capitalized
                                                Ratio  Required Minimum Required
                                                ------ -------- ----------------
   Tangible capital ratio......................  7.99%  1.50%         5.00%
   Core capital ratio..........................  7.99%  4.00%         6.00%
   Risk-based capital ratio.................... 16.70%  8.00%        10.00%

Year 2000 Readiness Disclosure

  The Company has substantially completed its Year 2000 Project as scheduled. As of January 21, 2000, the Company's computer and other systems with imbedded microchips have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its software and hardware vendors, major loan customers, correspondent banks or governmental agencies with which the company interacts have experienced material Year 2000 related problems.

  While the Company believes all of its critical systems are Year 2000 ready, there can be no guarantee the Company has discovered all possible failure points including all of its systems, non-ready third parties whose systems and failures could impact the Company, or other uncertainties. Many experts believe that the risk of potential Year 2000 related failures could continue beyond January 1, 2000 as certain sensitive target dates occur. As a result, the Company will continue to monitor its own systems (including new systems brought into operation by the Company) and maintain contact with mission critical third parties as these target dates approach. Additionally, the Company will maintain its previously developed contingency plan for implementation in the event that mission critical third party systems fail to address remaining Year 2000 issues.

  The Company's aggregate expenses incurred with respect to its Year 2000 Project were less than $250,000, all of which have been expensed through December 31, 1999. A significant portion of these costs were represented by the redeployment of existing staff to the Year 2000 Project. No projects under consideration by the Company have been deferred because of Year 2000 efforts. The Company does not anticipate any additional material costs relating to the Year 2000 issue.

              SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-COMPANY

                                   1999--Three Months Ended        For the year
                            --------------------------------------    ended
                               Mar. 31    June 30 Sept. 30 Dec. 31   12/31/99
                            ------------- ------- -------- ------- ------------
                                          (Dollars in thousands)
Interest income...........     $23,253    $24,474 $25,818  $26,231   $99,776
Interest expense..........      13,404     14,192  15,183   15,734    58,513
                               -------    ------- -------  -------   -------
Net interest income.......       9,849     10,282  10,635   10,497    41,263
Provision for loan
 losses...................         570        700     500      500     2,270
                               -------    ------- -------  -------   -------
Net interest income after
 provision for loan
 losses...................       9,279      9,582  10,135    9,997    38,993
Noninterest income........       6,118      6,923   6,774    7,111    26,926
Noninterest expense.......      11,300     12,051  12,376   12,359    48,086
                               -------    ------- -------  -------   -------
Income before income
 taxes....................       4,097      4,454   4,533    4,749    17,833
Income taxes..............       1,582      1,724   1,534    1,607     6,447
                               -------    ------- -------  -------   -------
Net income................     $ 2,515    $ 2,730 $ 2,999  $ 3,142   $11,386
                               -------    ------- -------  -------   -------
Basic and diluted earnings
 per common share.........     $  0.25    $  0.27 $  0.30  $  0.31   $  1.13
                               -------    ------- -------  -------   -------
Bid price per common
 share:
 Low......................     $ 9.375    $ 9.500 $10.500  $10.500   $ 9.375
                               =======    ======= =======  =======   =======
 High.....................     $11.250    $11.000 $13.000  $12.500   $13.000
                               =======    ======= =======  =======   =======

                                   1998--Three Months Ended        For the year
                            --------------------------------------    ended
                            Mar. 31(1)(2) June 30 Sept. 30 Dec. 31 12/31/99(3)
                            ------------- ------- -------- ------- ------------
                                          (Dollars in thousands)
Interest Income...........     $20,758    $21,270 $20,956  $20,789   $63,015
Interest Expense..........      11,723     13,250  13,016   12,467    38,733
                               -------    ------- -------  -------   -------
Net interest income.......       9,035      8,020   7,940    8,322    24,282
Provision for loan
 losses...................       7,765        290     426      305     1,021
                               -------    ------- -------  -------   -------
Net interest income after
 provision for loan
 losses...................       1,270      7,730   7,514    8,017    23,261
Noninterest income........       5,516      6,080   6,402    6,230    18,712
Noninterest expense.......      10,833     10,103  10,483   10,467    31,053
                               -------    ------- -------  -------   -------
Income (loss) before
 income taxes.............      (4,047)     3,707   3,433    3,780    10,920
Income taxes (benefit)....        (282)     1,453   1,347    1,445     4,245
                               -------    ------- -------  -------   -------
Net income (loss).........     $(3,765)   $ 2,254 $ 2,086  $ 2,335   $ 6,675
                               =======    ======= =======  =======   =======
Basic and diluted earnings
 per common share.........     $   N/A    $  0.22 $  0.21  $   .23   $   .88
                               =======    ======= =======  =======   =======
Bid price per common
 share:
 Low......................         N/A        N/A     N/A      N/A       N/A
                               =======    ======= =======  =======   =======
 High.....................         N/A        N/A     N/A      N/A       N/A
                               =======    ======= =======  =======   =======

--------
(1) Represents operations of Superior Federal Bank, F.S.B. for the three months ended March 31, 1998.
(2) A provision of approximately $7.7 million was recorded for the three months ended March 31, 1998 to increase the allowance for loan losses for increased risk of losses in the automobile loans, primarily indirect dealer loans, within the Bank's portfolio. See discussion under "Allowance for Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) Includes operations of Superior Federal Bank, F.S.B., for the period from April 1, 1998 to December 31, 1998.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  For quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 31 herein.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements and Other Financial Information

Superior Financial Corp.

Years ended December 31, 1999 and 1998 and the period from November 12, 1997 (date of inception) to December 31, 1997 with Report of Independent Auditors

                        Report of Independent Auditors

The Board of Directors of
 Superior Financial Corp.

  We have audited the accompanying consolidated balance sheets of Superior Financial Corp. (the "Company") and its wholly owned subsidiary, Superior Federal Bank, F.S.B. (the "Bank") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the related statements of operations, stockholders' equity and cash flows for the period from November 12, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Financial Corp. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from November 12, 1997 (date of inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Little Rock, Arkansas
January 21, 2000

                            SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Assets
Cash and cash equivalents............................... $   48,241  $   81,425
Loans available for sale................................     51,406       7,262
Loans receivable........................................  1,004,961     818,371
Less: allowance for loan losses.........................     11,346      10,472
                                                         ----------  ----------
Loans receivable, net...................................    993,615     807,899
Investments available-for-sale, net.....................    354,915     364,061
Accrued interest receivable.............................     15,530       7,526
Federal Home Loan Bank stock............................     21,907      10,950
Premises and equipment, net.............................     32,507      26,213
Mortgage servicing rights, net..........................      4,310       2,198
Prepaid expenses and other assets.......................      3,837       4,199
Goodwill, net...........................................     62,851      64,130
Real estate acquired in settlement of loans, net........        202         331
Deferred acquisition costs..............................      2,624       2,522
                                                         ----------  ----------
 Total assets........................................... $1,591,945  $1,378,716
                                                         ==========  ==========
Liabilities and stockholders' equity
Liabilities:
 Deposits............................................... $  977,936  $  967,743
 Federal Home Loan Bank borrowings......................    424,000     216,500
 Note payable...........................................     13,000      20,000
 Senior notes...........................................     60,000      60,000
 Custodial escrow balances..............................      7,420       7,089
 Other liabilities......................................      4,003       5,572
                                                         ----------  ----------
Total liabilities.......................................  1,486,359   1,276,904

Commitments and contingencies...........................        --          --

Stockholders' equity:
 Preferred stock--$0.01 par value; 10 million shares
  authorized, none issued and outstanding...............        --          --
 Common stock--$0.01 par value; 20 million shares
  authorized, 10,081,152 and 10,080,503 issued at
  December 31, 1999 and 1998............................        101         101
 Capital in excess of par value.........................     94,755      94,749
 Retained earnings......................................     18,041       6,655
 Accumulated other comprehensive (loss) income..........     (6,147)        307
                                                         ----------  ----------
                                                            106,750     101,812
Treasury stock at cost, 96,000 shares...................     (1,164)        --
                                                         ----------  ----------
Total stockholders' equity..............................    105,586     101,812
                                                         ----------  ----------
 Total liabilities and stockholders' equity............. $1,591,945  $1,378,716
                                                         ==========  ==========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              For the Period
                                                             from November 12,
                                    Year Ended   Year Ended    1997 (date of
                                   December 31, December 31,   inception) to
                                       1999         1998     December 31, 1997
                                   ------------ ------------ -----------------
Interest income:
 Loans............................   $75,153      $42,728          $--
 Investments......................    23,349       15,702           --
 Interest-bearing deposits........       281        4,211           --
 Other............................       993          374           --
                                     -------      -------          ----
Total interest income.............    99,776       63,015           --

Interest expense:
 Deposits.........................    33,971       28,230           --
 Federal Home Loan Bank
  borrowings......................    17,952        6,246           --
 Other borrowings.................     6,590        4,257           --
                                     -------      -------          ----
Total interest expense............    58,513       38,733           --
                                     -------      -------          ----
Net interest income...............    41,263       24,282           --
Provision for loan losses.........     2,270        1,021           --
                                     -------      -------          ----
Net interest income after
 provision for loan losses........    38,993       23,261           --

Noninterest income:
 Service charges on deposit
  accounts........................    22,062       15,229           --
 Mortgage operations, net.........     2,428        1,875           --
 Income from real estate
  operations, net.................       480          374           --
 (Loss) gain on sale of
  investments.....................      (197)          12           --
 Other............................     2,153        1,222           --
                                     -------      -------          ----
Total noninterest income..........    26,926       18,712           --

Noninterest expense:
 Salaries and employee benefits...    21,527       13,690           --
 Occupancy expense................     3,098        2,135           --
 Data and item processing.........     4,463        2,856           --
 Advertising and promotion........     1,993        1,411           --
 Amortization of goodwill.........     3,405        2,715           --
 Postage and supplies.............     3,389        2,200           --
 Equipment expense................     1,914        1,053           --
 Other............................     8,297        4,993            20
                                     -------      -------          ----
Total noninterest expense.........    48,086       31,053            20
                                     -------      -------          ----
Income (loss) before income
 taxes............................    17,833       10,920           (20)
Income taxes......................     6,447        4,245           --
                                     -------      -------          ----
Net income (loss).................   $11,386      $ 6,675          $(20)
                                     =======      =======          ====
Earnings per share:
 Basic............................   $  1.13      $  0.88          $--
 Diluted..........................   $  1.13      $  0.88          $--
                                     =======      =======          ====

                            See accompanying notes.

                            Superior Financial Corp.
           Consolidated Statements of Changes in Stockholders' Equity

         Years ended December 31, 1999 and 1998 and for the period from
           November 12, 1997 (date of inception) to December 31, 1997
                      (In thousands, except share amounts)

                                                       Accumulated
                                           Capital in     Other     Retained                Total
                          Preferred Common Excess of  Comprehensive Earnings  Treasury  Stockholders'
                            Stock   Stock  Par Value  (Loss) Income (Deficit)  Stock       Equity
                          --------- ------ ---------- ------------- --------- --------  -------------
Balance, November 12,
 1997
 (inception date).......    $--      $--    $   --       $   --      $   --   $   --      $    --
 Contributions from
  investors.............     --       --        260          --          --       --           260
 Net loss and
  comprehensive loss....     --       --        --           --          (20)     --             0)
                            ----     ----   -------      -------     -------  -------     --------
Balance, December 31,
 1997...................     --       --        260          --          (20)     --           240
 Original issuance of
  common stock,
  10,079,703 shares,
  (less cost of issuance
  of $3,429)............     --       101    94,481          --          --       --        94,582
 Issuance of common
  stock to employees,
  800 shares............     --       --          8          --          --       --             8
 Comprehensive income:
 Net income.............     --       --        --           --        6,675      --         6,675
 Other comprehensive
  income, net of tax:
 Net change in
  unrealized gains on
  investments available
  for sale, net of taxes
  of $166...............     --       --        --           307         --       --           307
                                                                                          --------
Total comprehensive
 income.................     --       --        --           --          --       --         6,982
                            ----     ----   -------      -------     -------  -------     --------
Balance, December 31,
 1998...................     --       101    94,749          307       6,655      --       101,812
 Issuance of common
  stock to employees,
  649 shares............     --       --          6          --          --       --             6
 Purchase of treasury
  stock, 96,000 shares       --       --        --           --          --    (1,164)      (1,164)
 Comprehensive income
  (loss):
 Net income.............     --       --        --           --       11,386      --        11,386
 Other comprehensive
  income, net of tax:
  Net change in
   unrealized
   gains/losses on
   investments available
   for sale, net of
   taxes of $3,310                                        (6,740)                           (6,740)
  Add: reclassification
   adjustment for losses
   included in income,
   net of taxes of
   $154.................     --       --        --           286         --       --           286
                                                                                          --------
Total comprehensive
 income.................                                                                     4,932
                            ----     ----   -------      -------     -------  -------     --------
Balance, December 31,
 1999...................    $--      $101   $94,755      $(6,147)    $18,041  $(1,164)    $105,586
                            ====     ====   =======      =======     =======  =======     ========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For the
                                                               Period from
                                                             November 12, 1997
                                   Year Ended   Year Ended  (date of inception)
                                  December 31, December 31,  to December 31,
                                      1999         1998            1997
                                  ------------ ------------ ------------------
Operating activities
Net income (loss)...............   $  11,386    $   6,675         $ (20)
Adjustments to reconcile net
 income (loss) to net cash (used
 in) provided by operating
 activities:
 Provision for loan losses......       2,270        1,021           --
 Deferred income taxes..........         756          375           --
 Depreciation...................       1,961        1,027           --
 Additions to mortgage servicing
  rights........................      (2,419)         --            --
 Amortization of mortgage
  servicing rights..............         307          145           --
 Amortization of premiums on
  investments...................       1,377        1,458           --
 Amortization of goodwill.......       3,405        2,715           --
 Amortization of other
  intangibles...................         682          770           --
 Loss (gain) on sale of real
  estate........................           5           (9)          --
 Mortgage loans originated for
  sale..........................     (43,767)     (39,016)          --
 Mortgage loans purchased and
  held for sale.................     (55,427)         --            --
 Proceeds from sale of mortgage
  loans held for sale...........      55,050       30,750           --
 Gain on sale of loans..........         (94)        (162)          --
 Loss (gain) on sale of
  investments...................         197          (12)          --
 Net increase in custodial
  escrow balances...............         331        1,845           --
 Increase in accrued interest
  receivable....................      (8,004)      (1,466)          --
 Increase in prepaid expenses
  and other assets..............      (1,424)      (4,658)          --
 (Decrease) increase in other
  liabilities...................          (5)       2,211           --
                                   ---------    ---------         -----
Net cash (used in) provided by
 operating activities...........     (33,413)       3,669           (20)
Investing Activities
Increase in loans receivable,
 net............................    (187,921)    (128,032)          --
Principal payments on mortgage-
 backed securities..............      64,645       68,766           --
Settlement of retail branch
 sales..........................     (10,123)     (79,044)          --
Proceeds from sale or maturity
 of available-for-sale
 investments....................      63,195       15,903           --
Purchases of available-for-sale
 investments....................    (130,197)    (103,086)          --
Purchase of FHLB stock..........     (10,957)      (2,676)          --
Proceeds from sale of FHLB
 stock..........................          --        4,381           --
Proceeds from sale of real
 estate.........................       1,122          371           --
Purchases of premises and
 equipment......................      (9,783)      (3,923)          --
Purchase of Superior Federal
 Bank, F.S.B., net of cash
 acquired.......................         --       127,576           --
Deferred acquisition costs......         --           --           (146)
                                   ---------    ---------         -----
Net cash used in investing
 activities.....................    (220,019)     (99,764)         (146)

                            SUPERIOR FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In thousands)

                                                                 For the
                                                               Period from
                                                             November 12, 1997
                                   Year Ended   Year Ended  (date of inception)
                                  December 31, December 31,  to December 31,
                                      1999         1998            1997
                                  ------------ ------------ ------------------
Financing Activities:
Net increase in deposits........    $ 20,906     $ 38,534          $--
Net FHLB borrowings.............     207,500      (35,698)          --
Proceeds from borrowings under
 note payable...................         --        20,000           --
Principal payment on note
 payable........................      (7,000)          --           --
Proceeds from borrowings under
 senior notes...................         --        60,000           --
Proceeds from common stock
 issued, net....................           6       94,590           --
Purchase treasury stock.........      (1,164)         --            --
Contribution from investors.....         --           --            260
                                    --------     --------          ----
Net cash provided by financing
 activities.....................     220,248      177,426           260
                                    --------     --------          ----
Net (decrease) increase in
 cash...........................     (33,184)      81,331            94
Cash and cash equivalents at
 beginning of period............      81,425           94           --
                                    --------     --------          ----
Cash and cash equivalents at end
 of period......................    $ 48,241     $ 81,425          $ 94
                                    ========     ========          ====



                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1. Summary of Significant Accounting Policies

Nature of Operations

  Superior Financial Corp. ("SFC" or "Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corporation for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small-and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, SFC acquired the Bank from NationsBank, Inc. for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation

  The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

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

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiaries, Superior Financial Services, Inc., and SREH, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and interest-bearing deposits in other depository institutions as well as purchases of investments with original maturities of three months or less. Interest-bearing deposits were approximately $8,138,000 and $40,514,000 at December 31, 1999 and 1998, respectively.

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

  Trading account assets, which are held for the purpose of selling at a profit, are carried at estimated market value. Gains and losses, both realized and unrealized, are include in other income.

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

  If the fair value of an investment classified as available-for-sale declines for reasons other than temporary market conditions, the carrying value of such an investment would be written down to current value by a charge to operations. Gains and losses on the sale of investments classified as available-for-sale are determined using the specific-identification method.

  The Bank did not hold any investments classified as held-to-maturity or as trading securities at December 31, 1999 and 1998.

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

  The allowance is maintained at a level that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the

                           SUPERIOR FINANCIAL CORP.

loan portfolio, overall portfolio quality, review of specific problem loans, historical loan loss experience and current economic and business conditions that may affect the borrowers' ability to pay or the value of the collateral securing the loans.

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

Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years. Depreciation expense is included in occupancy expense in the statements of operations.

Goodwill

  Goodwill (excess of purchase price of the Bank over the fair value of net assets acquired) is being amortized on a straight-line basis over 20 years.

Debt Issuance Costs

  Costs associated with the issuance of the $20 million Colonial Bank note payable and the $60 million Senior Notes have been capitalized and are being amortized over the life of the debt.

Loan Origination and Commitment Fees

  The Bank defers loan fees received and certain incremental direct costs, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is recognized in interest income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

Mortgage Servicing Rights

  Mortgage servicing rights represent the cost of acquiring or originating the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying value of mortgage servicing rights and the amortization thereon are

                           SUPERIOR FINANCIAL CORP.

periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using the disaggregated method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of mortgage servicing rights do not purport to represent the amount that would be realized by a sale of these assets in the open market.

Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities be included in other comprehensive income. The components of comprehensive income are disclosed in the Consolidated Statements of Changes in Stockholders' Equity.

Segment Disclosures

  The Company operates in only one segment--community banking. All the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

Effect of Pending Statements of Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative qualifies for "special accounting", depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial position.

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

                           SUPERIOR FINANCIAL CORP.

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

                                                                1998     1997
                                                              -------- --------
                                                               (In thousands,
                                                              except per share
                                                                  amounts)
   Total revenue............................................. $107,985 $106,944
   Income before income taxes................................    6,861   12,831
   Net income................................................    2,898    7,777
   Earnings per common share--diluted........................     0.29     0.77

  During the third quarter of 1998, the Company completed the sale of nine (9) branch facilities located in Oklahoma and Arkansas. The sale of these branches resulted in a gain of $4.5 million, which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits for the 9 branches sold were approximately $84.5 million. These deposits were funded by the Company through the reduction of interest bearing deposits held by the Company at the Federal Home Loan Bank. In addition, after the completion of an appraisal in the third quarter of 1998, the Company recorded an adjustment to the purchase price allocation based on the fair value of the Bank's headquarters building in Ft. Smith. This resulted in a $5.7 million increase to office premises and equipment and an equal reduction to goodwill.

  During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The sale resulted in a gain of $450,000, which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits of the branch were approximately $10.7 million.

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

                           SUPERIOR FINANCIAL CORP.

  The estimated fair values of financial instruments consist of the following:

                                                              December 31, 1999
                                                              ------------------
                                                                       Estimated
                                                              Carrying   Fair
                                                               Value     Value
                                                              -------- ---------
                                                                (In thousands)
Financial assets
Cash and cash equivalents.................................... $ 48,241 $ 48,241
Loans receivable, net........................................  993,615  980,744
Investments available-for-sale, net..........................  354,915  354,915
Accrued interest receivable..................................   15,530   15,530
Federal Home Loan Bank stock.................................   21,907   21,907

Financial liabilities
Demand deposits..............................................  441,478  441,478
Time deposits................................................  536,458  535,758
Federal Home Loan Bank borrowings............................  424,000  401,300
Notes payable................................................   73,000   59,011
Off-balance sheet financial instruments......................    4,089    4,089

                                                              December 31, 1998
                                                              ------------------
                                                                       Estimated
                                                              Carrying   Fair
                                                               Value     Value
                                                              -------- ---------
                                                                (In thousands)
Financial assets
Cash and cash equivalents.................................... $ 81,425 $ 81,425
Loans receivable, net........................................  807,899  813,430
Investments available-for-sale, net..........................  364,061  364,061
Accrued interest receivable..................................    7,526    7,526
Federal Home Loan Bank stock.................................   10,950   10,950

Financial liabilities
Demand deposits..............................................  441,514  441,514
Time deposits................................................  526,228  527,731
Federal Home Loan Bank borrowings............................  216,500  207,589
Notes payable................................................   80,000   80,756
Off-balance sheet financial instruments......................    3,348    3,348

  The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value net of allowance of approximately $2 million was not estimated, and therefore is included in estimated fair value at carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loss.

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

                           SUPERIOR FINANCIAL CORP.

reporting date. The fair value of fixed-maturity certificates of deposit, Federal Home Loan Bank borrowings and notes payable is estimated using the rates currently offered for liabilities of similar remaining maturities.

  The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

4. Loans Receivable and Financial Instruments with Off-Balance Sheet Risk

  Loans receivable consisted of approximately the following at December 31, 1999 and 1998:

                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
First mortgage loans (principally conventional):
 Collateralized by one-to-four family residences............ $520,444  $477,062
 Collateralized by other properties.........................   99,485    40,569
 Construction loans.........................................   43,843    21,610
 Other......................................................      --      2,753
                                                             --------  --------
                                                              663,772   541,994
 Undisbursed portion of construction loans..................   (7,448)   (8,443)
                                                             --------  --------
Total first mortgage loans..................................  656,324   533,551

Consumer and other loans:
 Automobile.................................................  236,863   174,316
 Savings....................................................    7,620     6,624
 Home equity and second mortgage............................   19,394    29,494
 Commercial, financial, and agricultural....................   24,166    10,800
 Other......................................................   60,167    63,365
                                                             --------  --------
Total consumer and other loans..............................  348,210   284,599
Deferred loan costs, net of deferred origination fees.......      427       221
Allowance for loan losses...................................  (11,346)  (10,472)
                                                             --------  --------
Loans receivable, net....................................... $993,615  $807,899
                                                             ========  ========

  Impairment of loans having carrying values of $1,959,000 and $3,348,000 at December 31, 1999 and 1998, respectively, have been recognized in conformity with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"). The average carrying value of impaired loans was $2,556,000 and $3,213,000 for the years ended December 31, 1999 and 1998, respectively, none of which, as a result of write-downs, had an allowance for credit losses. The total allowance for credit losses related to these loans was $309,000 and $360,000 at December 31, 1999 and 1998,

                           SUPERIOR FINANCIAL CORP.

respectively. The Company does not segregate income recognized on a cash basis in its financial records, and thus, such disclosure is not practicable. For impairment recognized in conformity with SFAS 114, as amended, the entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

  Loans to directors and executive officers totaled $1,106,000 at December 31, 1999, and $1,347,000 at December 31, 1998. Such loans are made on substantially the same terms as those for other loan customers. New loans and advances on prior commitments made to such related parties were $442,000, and $1,153,000 for the years ended December 31, 1999 and 1998, respectively. Repayments of loans made by such related parties were $878,000, and $88,000 for the years ended December 31, 1999 and 1998, respectively. Loans to directors who retired from the Board during 1999 totaled $180,000.

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

  The Bank originates and purchases adjustable rate mortgage loans to hold for investment. The Bank also originates 15-year and 30-year fixed rate mortgage loans and sells substantially all new originations of 30-year loans to outside investors with servicing released. Loans held for sale totaled approximately $51.4 million and $7.3 million at December 31, 1999 and 1998, respectively.

  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Bank does not use financial instruments with off-balance sheet risk as part of its own asset/liability management program or for trading purposes.

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

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had outstanding loan commitments and lines of credit aggregating approximately $43,096,000 and $38,581,000 at December 31, 1999 and 1998, respectively. Standby letters of credit outstanding totaled approximately $81,000 at December 31, 1999. There were no standby letters of credit outstanding at December 31, 1998.

                           SUPERIOR FINANCIAL CORP.

5. Mortgage Loan Servicing

  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1999 and 1998 are summarized as follows:

                                                                 1999     1998
                                                               -------- --------
                                                                (In thousands)
   FHLMC...................................................... $ 92,359 $ 59,070
   GNMA.......................................................  100,236  109,088
   Private investors..........................................    5,331   21,906
                                                               -------- --------
                                                               $197,926 $190,064
                                                               ======== ========

  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $7,420,000 and $7,089,000 at December 31, 1999 and 1998, respectively. Of the loans serviced by the Bank, approximately $2,613,000 and $3,675,000 were sold with recourse at December 31, 1999 and 1998, respectively.

  At December 31, 1999, the Company's loan servicing bond included errors and omissions coverage of $5 million and fidelity bond insurance coverage of $10 million. Additionally, at December 31, 1999, the Company was covered by an excess liability umbrella policy in the amount of $20 million.

  Following is a summary of the changes in purchased mortgage servicing rights:

                                                                1999    1998
                                                               ------  ------
                                                                    (In
                                                                thousands)
   Balance, beginning of year................................. $2,198  $  --
    Acquired in Bank acquisition on April 1, 1998.............    --    2,343
    Additions.................................................  2,127     --
    Amortization..............................................   (240)   (145)
                                                               ------  ------
   Balance, end of year....................................... $4,085  $2,198
                                                               ======  ======

   Following is a summary of the changes in originated mortgage servicing rights:

                                                                1999    1998
                                                               ------  ------
                                                                    (In
                                                                thousands)
   Balance, beginning of year................................. $  --   $  --
    Acquired in Bank acquisition on April 1, 1998.............    --      --
    Additions.................................................    292     --
    Amortization..............................................    (67)    --
                                                               ------  ------
   Balance, end of year....................................... $  225  $  --
                                                               ======  ======

  Under OTS regulations, the lower of the amortized carrying value, 90% of the fair market value, or 90% of the original cost of mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

                           SUPERIOR FINANCIAL CORP.

6. Investments Available-for-Sale

  The amortized cost and estimated fair value of available-for-sale investments are summarized as follows:

                                                   December 31, 1999
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (In thousands)
Agencies.............................. $ 32,165    $  --     $  (488)  $ 31,677
Municipals............................   10,087       --        (767)     9,320
GNMA..................................   23,074       --        (322)    22,752
FNMA..................................  117,607        12     (2,186)   115,433
FHLMC.................................   39,713       --        (797)    38,916
CMOs..................................   96,074       --      (3,078)    92,996
Corporate securities..................   45,652       --      (1,831)    43,821
                                       --------    ------    -------   --------
                                       $364,372    $   12    $(9,469)  $354,915
                                       ========    ======    =======   ========

                                                   December 31, 1998
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                    (In thousands)
Agencies.............................. $    --     $  --     $   --    $    --
Municipals............................      --        --         --         --
GNMA..................................   75,818       103       (621)    75,300
FNMA..................................  165,168     1,162       (243)   166,087
FHLMC.................................   55,909       549       (486)    55,972
CMOs..................................   59,130        56        (47)    59,139
Corporate securities..................    7,563       --         --       7,563
                                       --------    ------    -------   --------
                                       $363,588    $1,870    $(1,397)  $364,061
                                       ========    ======    =======   ========

  The amortized cost and estimated fair value by contractual maturity of available-for-sale investments at December 31, 1999 are as follows:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                               (In thousands)
Due in one year or less..................................... $      3  $      3
Due from one year to five years.............................    5,275     5,235
Due from five years to ten years............................   99,777    97,966
Due after ten years.........................................  259,317   251,711
                                                             --------  --------
 Totals..................................................... $364,372  $354,915
                                                             ========  ========

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

  Mortgage-backed securities with carrying values of approximately $97,170,000 at December 31, 1999 were subject to adjustable rates.

                           SUPERIOR FINANCIAL CORP.

  During the years ended December 31, 1999 and 1998, investment securities available-for-sale with a fair value at the date of sale of $58,005,000 and $15,903,000 respectively, were sold. The gross realized gains on such sales totaled $73,535 and $90,056, respectively. The gross realized losses totaled $270,320 and $77,967, respectively. The income tax benefit related to net security losses in 1999 was $71,236. The income tax expense related to net security gains was $4,703 in 1998.

  The carrying value of mortgage-backed securities pledged for letters of credit, treasury, tax and loan note accounts, and public fund deposits were approximately $49,564,000 and $13,356,000 at December 31, 1999 and 1998,
respectively.

7. Allowance for Loan Losses

  A summary of the activity in the allowance for loan losses follows:

                                                               1999     1998
                                                              -------  -------
                                                              (In thousands)
   Balance, beginning of year...............................  $10,472  $   --
    Allowance resulting from acquisition of Bank on April 1,
     1998...................................................      --    10,593
    Provision for loan losses...............................    2,270    1,021
    Charge-offs, net of recoveries..........................   (1,396)  (1,142)
                                                              -------  -------
   Balance, end of year.....................................  $11,346  $10,472
                                                              =======  =======

8. Premises and Equipment

  Premises and equipment consisted of the following at December 31, 1999 and 1998:

                                                                1999     1998
                                                               -------  -------
                                                               (In thousands)
   Land....................................................... $ 8,547  $ 6,114
   Buildings and improvements.................................  17,437   15,217
   Furniture and equipment....................................   7,681    5,068
   Construction in progress...................................   1,825      841
                                                               -------  -------
                                                                35,490   27,240

   Accumulated depreciation...................................  (2,983)  (1,027)
                                                               -------  -------
   Premises and equipment, net................................ $32,507  $26,213
                                                               =======  =======

9. Deposits

  Deposits consisted of the following at December 31, 1999 and 1998:

                                                             1999      1998
                                                           --------- --------
                                                             (In thousands)
   Demand and NOW accounts, including noninterest-bearing
    deposits of $76,960 and $72,772 at December 31, 1999
    and December 31, 1998, respectively................... $ 280,587 $279,951
   Money market...........................................    61,619   60,392
   Statement and passbook savings.........................    99,797  101,172
   Certificates of deposit................................   535,933  526,228
                                                           --------- --------
                                                           $ 977,936 $967,743
                                                           ========= ========

                           SUPERIOR FINANCIAL CORP.

  The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $39,084,406 at December 31, 1999.

  At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

                                                                  (In thousands)
   2000..........................................................    $434,234
   2001..........................................................      66,823
   2002..........................................................      26,287
   2003..........................................................       4,828
   2004..........................................................       2,131
   Thereafter....................................................       1,630
                                                                     --------
                                                                     $535,933
                                                                     ========

  Interest expense on deposits for the years ended December 31 was as follows:

                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
   Demand and NOW accounts..................................... $ 3,535 $ 2,782
   Money market................................................   2,001   1,634
   Statement and passbook savings..............................   2,281   1,839
   Certificates of deposit.....................................  26,154  21,975
                                                                ------- -------
                                                                $33,971 $28,230
                                                                ======= =======

10. Federal Home Loan Bank ("FHLB") Borrowings

  At December 31, 1999 the Bank had long-term FHLB borrowings of $218,500,000 with interest rates ranging from 4.65% to 5.59% and maturity dates ranging from September 21, 2000 to March 31, 2008. FHLB advances of $65,000,000 maturing in 2003 with interest rates ranging from 4.65% to 4.94% are callable in 2001 on a quarterly basis and may be refinanced on a long-term basis. FHLB advances of $30,000,000, $30,000,000 and $30,000,000, all maturing in 2008, with interest rates of 5.35%, 5.47% and 5.59%, respectively, are callable in 2002, 2003 and 2004, respectively, and may be refinanced on a long-term basis.

  The Bank had short-term FHLB borrowings of $205,500,000 and $12,000,000 at December 31, 1999 and 1998, respectively. The weighted average interest rate on short-term borrowings was 5.78% at December 31, 1999, and 4.95% at December 31, 1998.

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

  Additionally, at December 31, 1999, the Bank has a $50 million line of credit which expires on March 31, 2000. The Bank had no outstanding borrowings under the line of credit at December 31, 1999. There is no commitment fee to maintain this credit line.

                           SUPERIOR FINANCIAL CORP.

  The Bank had long-term borrowings from the FHLB with maturities as follows at December 31, 1999:

                                                                    Borrowings
                                                                  --------------
                                                                  (In thousands)
   Maturing in the year ending December 31:
   2000..........................................................    $ 31,500
   2001..........................................................      32,000
   2002..........................................................         --
   2003..........................................................      65,000
   2004..........................................................         --
   Thereafter....................................................      90,000
                                                                     --------
                                                                     $218,500
                                                                     ========

11. Other Borrowings

  At December 31, 1999, other borrowings consisted of a $13 million note payable to Colonial Bank ("Colonial Note") and $60 million of Senior Notes ("Senior Notes"). These notes are obligations of the parent company, Superior Financial Corp.

  The $13 million Colonial Note bears interest at LIBOR plus 1.25% (7.73% at December 31, 1999) and requires quarterly interest payments. The entire principal balance is due April 1, 2000. The Company intends to refinance with similar terms and interest rates. The note is secured by shares of the Bank in such an amount that the book value of pledged stock will be equal to at least two times the outstanding balance of the loan. The note contains certain covenants of which the most restrictive includes a minimum total capital, minimum return on assets and a maximum nonperforming assets to total loans and other real estate ratio. At December 31, 1999, the Company was in compliance with these covenants.

  The $60 million Senior Notes bear interest at 8.65% and require semiannual interest payments that began October 1, 1998. The entire principal balance is due April 1, 2003. The agreement requires the Company to maintain an interest rate reserve account with cash or permitted investments sufficient to pay interest due on the next two succeeding interest payment dates. At December 31, 1999, the interest rate reserve account held a mortgage-backed security with a carrying value of approximately $5.2 million. This account is classified in investments available-for-sale on the balance sheet. The loan agreement contains certain covenants of which the most restrictive include minimum total capital and minimum liquidity maintenance. Additionally, the agreement restricts certain payments for dividends. At December 31, 1999, the Company was in compliance with these covenants. Debt issuance costs of $2,465,000 were incurred with the offering and are included in prepaid expenses and other assets, and are being amortized over the life of the notes.

12. Regulatory Matters

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

                           SUPERIOR FINANCIAL CORP.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

  The Company's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are presented below (amounts in thousands):

                                                                             Required to be
                                                                             Categorized as
                                                                            Well Capitalized
                             Company          Bank         Required for       Under Prompt
                          -------------  --------------  Capital Adequacy   Corrective Action
                             Actual          Actual          Purposes          Provisions
                          -------------  --------------  -----------------  ------------------
                          Amount  Ratio   Amount  Ratio   Amount    Ratio    Amount    Ratio
                          ------- -----  -------- -----  --------- -------  --------- --------
As of December 31, 1999
Tangible capital to
 adjusted total assets..  $48,451 3.16%  $110,086  7.20% $  22,939   1.50%  $     N/A     N/A
Core capital to adjusted
 total assets...........   48,451 3.16    110,086  7.20     61,171   4.00      76,464    5.00%
Total capital to risk
 weighted assets........   59,797 6.19    121,432 12.59     77,178   8.00      96,473   10.00
Tier I capital to risk
 weighted assets........   48,451 4.75    110,086 11.41        N/A    N/A      57,884    6.00

As of December 31, 1998
Tangible capital to
 adjusted total assets..   37,389 2.85    104,324  7.99     19,589   1.50         N/A     N/A
Core capital to adjusted
 total assets...........   37,389 2.85    104,324  7.99     39,178   4.00      65,296    5.00
Total capital to risk
 weighted assets........   47,861 5.50    114,770 16.70     54,975   8.00      68,719   10.00
Tier I capital to risk
 weighted assets........   37,389 4.30    104,324 15.18        N/A    N/A      59,231    6.00

                           SUPERIOR FINANCIAL CORP.

13. Income Taxes

  Included in other liabilities are deferred income taxes which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                   1999  1998
                                                                  ------ -----
                                                                      (In
                                                                   thousands)
   Deferred tax liabilities:
    Prepaid assets............................................... $  482 $ 261
   Goodwill amortization.........................................    226   518
    FHLB dividends...............................................    536   --
   Unrealized gain on investments available-for-sale.............    --    166
    Premises and equipment.......................................    306     7
    Other........................................................     25   --
                                                                  ------ -----
   Total deferred liabilities....................................  1,575   952
   Deferred tax assets:
    Allowance for loan losses....................................    332   391
    Mortgage servicing rights....................................     32    11
    Accrued bonuses and other....................................     80     9
    Unrealized loss on investments available-for-sale............  3,310   --
                                                                  ------ -----
   Total deferred assets.........................................  3,754   411
                                                                  ------ -----
   Net deferred tax asset (liability)............................ $2,179 $(541)
                                                                  ====== =====

  Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                                    1999   1998
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
   Current:
    Federal....................................................... $5,218 $3,242
    State.........................................................    473    628
                                                                   ------ ------
   Total current..................................................  5,691  3,870
   Deferred:
    Federal.......................................................    713    295
    State.........................................................     43     80
                                                                   ------ ------
   Total deferred.................................................    756    375
                                                                   ------ ------
                                                                   $6,447 $4,245
                                                                   ====== ======

  The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense for the years ended December 31 are as follows:

                                                                   1999   1998
                                                                   -----  ----
   Tax at U.S. statutory rate.....................................  35.0% 35.0%
   State income tax expense, net of Federal income tax benefit....   1.7   3.9
   Tax exempt interest income.....................................  (1.1)  --
   Other..........................................................    .5   --
                                                                   -----  ----
                                                                   36.1%  38.9%
                                                                   =====  ====

                           SUPERIOR FINANCIAL CORP.

  The Bank files a consolidated federal income tax return with the Company. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax which would be payable if the Bank had filed a separate return.

14. Earnings Per Common Share

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

Basic and diluted earnings per common share at December 31 is computed as follows:

                                                            1999        1998
                                                         ----------- ----------
                                                         (In thousands, except
                                                           per share amounts)
   Common shares--weighted average (basic)..............      10,073      7,595
   Common share equivalents--weighted average...........          47        --
                                                         ----------- ----------
   Common shares--weighted average (diluted)............      10,120      7,595
                                                         =========== ==========
   Net income........................................... $    11,386 $    6,675
                                                         =========== ==========
   Basic and diluted earnings per common share.......... $      1.13 $     0.88
                                                         =========== ==========

15. Commitments and Contingencies

  The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 12 years. These leases all contain renewal options with varying periods. A schedule of future minimum rental payments under operating leases, as of December 31, 1999 follows:

                                                                  (In thousands)
   2000..........................................................     $  525
   2001..........................................................        449
   2002..........................................................        281
   2003..........................................................        201
   2004..........................................................        121
   Thereafter....................................................         61
                                                                      ------
                                                                      $1,638
                                                                      ======

  Rental expense was $786,000 and $420,000 for the years ended December 31, 1999 and 1998, respectively.

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

                           SUPERIOR FINANCIAL CORP.

  The Company and its legal counsel are unable to estimate the amount or likelihood of any potential settlement, if any, that may result from the Goodwill Litigation. Although the outcome of the Goodwill Litigation cannot be determined, the Company's legal counsel and management are of the opinion that such final outcome should not have a material adverse effect on the Company's results of operations or financial condition.

  The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.


16. Supplemental Disclosure of Cash Flow Information and Noncash Activity

Cash Flow Information

  The Company purchased all of the capital stock of Superior Federal Bank, F.S.B. on April 1, 1998. In conjunction with the acquisition, liabilities were assumed as follows:

                            (In thousands)
   Fair value of noncash
    assets acquired........   $1,081,436
   Cash acquired...........      288,692
   Cash paid for the
    capital stock..........     (162,500)
   Transaction costs.......       (8,757)
   Excess of investment
    over fair value of net
    assets acquired........       76,426
                              ----------
   Liabilities assumed.....   $1,275,297
                              ==========

                                                                1999     1998
                                                               -------  -------
   Cash paid for the years ending December 31:
    Interest.................................................  $57,247  $37,728
    Taxes....................................................    6,325    4,199
   Costs paid from the proceeds of the issuance of common
    stock and borrowings under the bank debt and senior
    notes:
     Debt issuance costs.....................................      --     2,870
     Stock issuance costs....................................      --     3,429
   Noncash Activity:
    Additions to other real estate from settlement of loans..      998      344
    Repayment of funds advanced by the Placement Agent and
     Lead Investor to pay transaction costs through issuance
     of 200,000 shares of common stock.......................             1,000
    Deferred acquisition costs incurred but not paid.........      --       183
    Purchase accounting adjustments:
     Goodwill, net...........................................    2,576      --
     Premises and equipment, net.............................   (1,412)     --
     Other liabilities.......................................   (1,164)     --

17. Employee Benefit Plan

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

                           SUPERIOR FINANCIAL CORP.

Company. Certain other statutory limitations with respect to the Company's contribution under the 401(k) Plan also apply. Amounts contributed by the Company for a participant will vest over four years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan.

  Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan will be invested in accordance with participant elections among certain investment options. Distributions from participant accounts will not be permitted before age 59 , except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching contributions of $257,868 to the 401(k) Plan in 1999, and $203,863 in 1998.

18. Stock Option Plan

  On June 17, 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "LTIP"). The LTIP is an omnibus plan administered by the Company's Compensation Committee to provide equity-based incentive compensation for the Company's key employees. It provides for issuance of incentive stock options, qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options. The LTIP also provides for issuance of stock appreciation rights, whether in tandem with options or separately, and awards of restricted shares subject to time-based restrictions and/or performance goals.

  The LTIP imposes a limit on the total number of shares that may be issued during the ten-year term of the LTIP equal to 10% of the number of shares outstanding as of December 31, 1998 (1,008,000 total shares limit). It imposes a limit on the number of awards that may be granted to all employees in any one calendar year equal to 1% of the number of shares outstanding on December 31, 1998 (100,800 annual shares limit). Finally, the LTIP limits the number of restricted stock awards that may be granted each year, which are time-based restricted only (i.e., without regard to any performance goals), to a number of shares equal to .33% (one-third of one percent) of the number of shares outstanding on December 31, 1998 (33,932 annual restricted shares limit). For the years ended December 31, 1999 and 1998 the Company granted 95,645 and 35,549 options, respectively, under the LTIP.

  As of December 31, 1999, 487,500 options were granted to the Chairman and Chief Executive Officer of the Company and 243,750 options were granted to the President of the Company pursuant to their Founder's Agreements and Employment Agreements (collectively referred to as the "Agreements"), respectively. Those options were issued before the adoption of the LTIP by the Company's Board and, therefore, are non-qualified stock options. They have not been issued pursuant to the LTIP. Under the Agreements, 292,500 options vested upon the successful completion of the acquisition of the Bank and consummation of public offering of equity securities. The remaining options granted under the Agreements vested upon achieving certain performance targets. On July 23, 1999, the Company modified the terms of the options granted under the Agreements to allow for immediate vesting of the remaining options. This modification of the Agreements did not require the Company to record any compensation expense associated with the remaining options. In addition, the modification to the Agreements did not result in a material adjustment of the fair value of these options.

                           SUPERIOR FINANCIAL CORP.

  The following summarizes the stock option activity:

                                  1999             1998             1997
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average-         Average-         Average-
                                    Exercise         Exercise         Exercise
                            Options  Price   Options  Price   Options  Price
                            ------- -------- ------- -------- ------- --------
Outstanding--beginning of
 year...................... 766,799  $10.04  731,250  $10.00  $   --   $  --
Granted....................  95,645   10.38   35,549   10.83  731,250   10.00
Exercised..................     --      --       --      --       --      --
Canceled...................     --      --       --      --       --      --
                            -------  ------  -------  ------  -------  ------
Outstanding--end of year... 862,444  $10.08  766,799  $10.04  731,250  $10.00
                            =======  ======  =======  ======  =======  ======
Exercisable at end of
 year...................... 738,752  $10.01  292,500  $10.00  $   --   $  --
                            =======  ======  =======  ======  =======  ======

  Exercise prices for options outstanding as of December 31, 1999 ranged from $10.00 to $10.83. The weighted-average remaining contractual life of the outstanding options is 8.0 years. All stock options issued by the Company have an original contractual life of 10 years.

  The fair value of each option granted is estimated on the date of grant using the Black -Scholes option-pricing model. The fair value of the options granted and the respective weighted-average assumptions are as follows:

                                                               1999      1998
                                                             --------  --------
   Weighted-average fair value of options granted........... $   5.15  $   4.81
   Risk-free interest rate..................................     6.46%     6.73%
   Dividend yield...........................................     0.00      0.00
   Expected stock volatility................................    21.40      0.00
   Weighted average expected life........................... 10 years  10 years

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the years ended December 31, 1999 and 1998, assuming the Company had elected to account for its stock option grants in accordance with SFAS
No. 123, would have resulted in net income of $11,116,126 and $6,441,509, respectively, or $1.10 basic and diluted earnings per share for 1999 and $0.85 basic and diluted earnings per share for 1998. Such pro forma effects are not necessarily indicative of the effect on future years.

                            SUPERIOR FINANCIAL CORP.

19. Parent Company Financial Information

  Presented below are the condensed balance sheets, statements of operations and cash flows for the parent company, Superior Financial Corp., as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1998.

                                 Balance Sheets
                                 (In thousands)

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
Assets
Cash and cash equivalents.................................... $  2,286 $  3,848
Investment in subsidiary.....................................  167,247  168,968
Investment securities........................................    5,166    5,330
Other........................................................    4,521    5,160
                                                              -------- --------
Total assets................................................. $179,220 $183,306
                                                              ======== ========

Liabilities and Stockholders' Equity
Notes payable................................................ $ 73,000 $ 80,000
Accrued interest and other liabilities.......................      634    1,494
                                                              -------- --------
Total liabilities............................................   73,634   81,494
Stockholders' equity.........................................  105,586  101,812
                                                              -------- --------
Total liabilities and stockholders' equity................... $179,220 $183,306
                                                              ======== ========

                            Statements of Operations
                                 (In thousands)

                                                                      For the
                                                                    Period from
                                                                   November 12,
                                                                   1997 (date of
                                          Year Ended   Year Ended  inception) to
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ -------------
Income
Dividends from subsidiary..............    $11,000       $4,000        $--
Expenses
Interest, net..........................      6,278        5,582         --
Other..................................        533          194          20
                                           -------       ------        ----
Total expenses.........................      6,811        5,776          20
                                           -------       ------        ----
Income (loss) before income tax benefit
 and equity in
 undistributed earnings of subsidiary..      4,189       (1,776)        (20)
Income tax benefit.....................      2,503        2,291         --
Equity in undistributed earnings of
 subsidiary............................      4,694        6,160         --
                                           -------       ------        ----
Net income (loss)......................    $11,386       $6,675        $(20)
                                           =======       ======        ====

                            SUPERIOR FINANCIAL CORP.

                            Statements of Cash Flows
                                 (In thousands)

                                                                     For the
                                                                   Period from
                                                                  November 12,
                                                                  1997 (date of
                                         Year Ended   Year Ended  inception) to
                                        December 31, December 31, December 31,
                                            1999         1998         1997
                                        ------------ ------------ -------------
Operating Activities
Net income (loss).....................    $11,386     $   6,675       $(20)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
Undistributed earnings of subsidiary..     (4,694)       (6,160)       --
(Increase) decrease in other assets...        639        (4,831)       --
Increase (decrease) in accrued
 interest and other liabilities.......       (860)        1,311        --
                                          -------     ---------       ----
Net cash provided by (used in)
 operating activities.................      6,471        (3,005)       (20)
Investing Activities
Deferred acquisition costs............        --            --        (146)
Purchase of investment securities.....     (5,206)       (5,330)       --
Sale of investments...................      5,333           --         --
Gain on sale of investments...........         (3)          --         --
Purchase of Superior Federal Bank,
 F.S.B................................        --       (162,500)       --
Purchase treasury stock...............     (1,164)          --         --
                                          -------     ---------       ----
Net cash used in investing
 activities...........................     (1,040)     (167,830)      (146)

Financing Activities
Contribution from investors...........        --            --         260
Proceeds from common stock issued,
 net..................................          7        94,589        --
Proceeds from notes payable...........        --         80,000        --
Payments on notes payable.............     (7,000)          --         --
                                          -------     ---------       ----
Net cash (used in) provided by
 financing activities.................     (6,993)      174,589        260
Net (decrease) increase in cash.......     (1,562)        3,754         94
Cash and cash equivalents at beginning
 of period............................      3,848            94        --
                                          -------     ---------       ----
Cash and cash equivalents at end of
 period...............................    $ 2,286     $   3,848       $ 94
                                          =======     =========       ====
Supplemental disclosures of noncash
 activity:
Deferred acquisition costs incurred by
 not paid.............................    $   --      $     --        $183
                                          =======     =========       ====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  In April, 1998, Management of the Company recommended that Ernst & Young LLP serve as the Company's independent auditor and replace Deloitte & Touche LLP as the Bank's independent auditor. The Board of Directors approved retaining Ernst & Young LLP in March, 1998. No report by Deloitte & Touche LLP on the Bank's financial statements for 1997 contained an adverse opinion, disclaimer of opinion, modification or qualification. During the last two fiscal years there were no disagreements between the Company and Deloitte & Touch LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this item as to the Company directors is contained in the Company's proxy statement dated April 14, 2000, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

      Name, Age and       Position and Office Held with the   Present and Principal
           Year           Company and Superior Federal Bank,        Occupation
 Became Executive Officer               F.S.B.               for the Last Five Years
 ------------------------ ---------------------------------- -----------------------
 C. Stanley Bailey          Chairman of the Board, Chief     Chief Executive Officer
  50, 1998..........         Executive Officer of both        and Chairman of the
                             Superior and Superior            Board of the Company
                             Federal Bank, F.S.B.             and the Bank, Little
                                                              Rock, Arkansas, 1998-
                                                              present, Chief
                                                              Financial Officer and
                                                              Executive Vice
                                                              President of Hancock
                                                              Holding Company and
                                                              Hancock Bank,
                                                              Gulfport, Mississippi,
                                                              1995-1998, Vice
                                                              Chairman of the Board
                                                              of Directors, AmSouth
                                                              Bancorporation and
                                                              AmSouth Bank,
                                                              Birmingham, Alabama
                                                              1971-1994.
 C. Marvin Scott            President, Chief Operating       President, Chief
  50, 1998..........         Officer and Director, of both    Operating Officer and
                             Superior and Superior            Director of the
                             Federal Bank, F.S.B.             Company and the Bank,
                                                              Fort Smith, Arkansas,
                                                              1998-present, Chief
                                                              Retail Officer and
                                                              Senior Vice President,
                                                              Hancock Holding
                                                              Company and Hancock
                                                              Bank, Gulfport
                                                              Mississippi, 1996-
                                                              1998; Executive Vice
                                                              President--Consumer
                                                              Banking, AmSouth Bank
                                                              Birmingham, Alabama
                                                              1988-1996.
 Rick D. Gardner            Chief Financial Officer and      Chief Financial Officer
  40, 1998..........         Treasurer of Superior and        and Treasurer of the
                             Superior Federal Bank, F.S.B.    Company and the Bank,
                                                              Little Rock, Arkansas,
                                                              1998-present, Chief
                                                              Executive Officer,
                                                              First Commercial
                                                              Mortgage Company
                                                              Little Rock, Arkansas
                                                              1997-1998; Chief
                                                              Financial Officer,
                                                              First Commercial
                                                              Mortgage Company,
                                                              Little Rock, Arkansas,
                                                              1996-1997; Chief
                                                              Financial Officer,
                                                              Metmor Financial Inc.,
                                                              Kansas City, Missouri,
                                                              1990-1995.

Item 11. Executive Compensation

  The information required by this item is contained in the Company's proxy statement dated April 14, 2000 under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is contained in the Company's proxy statement dated April 14, 2000, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this item is contained in the Company's proxy statement dated April 14, 2000, under the captions "Compensation committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

  This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) the Company's ability to attract new business through merger related customer dislocation is less than expected; (iv)changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and
(viii) changes in the securities markets and. when used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to the Company (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

Superior Financial Corp.

  Audited Financial Statements December 31, 1999

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 1999 and 1998

  Consolidated Statements of Operations for years ended December 31, 1999 and
     1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from November 12, 1997 (date of inception) to December 31, 1997

  Notes to Consolidated Financial Statements, including parent company only information.

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

  Consolidated Statement of Income for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Stockholder's Equity for the period from January 7, 1997 to December 31, 1997

  Consolidated Statement of Cash Flows for the period from January 7, 1997 to
     December 31, 1997

  Notes to Consolidated Financial Statements for the period from January 7,
     1997 to December 31, 1997

                                 EXHIBIT INDEX

 Exhibits                              Description
 --------                              -----------
    3      --  Articles of Incorporation and Bylaws:

   3.1     --  Restated and Amended Certificate of Incorporation of Superior
               Financial Corp. ("Superior"),
               filed as Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   3.2     --  Bylaws of Superior, filed as Exhibit 3.2 to Superior's Annual
               Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4       --  Instruments defining the rights of security holders:

   4.1     --  Form of Equity Subscription Agreement among Superior, Keefe,
               Bruyette & Woods, Inc. ("KBW") and various investors named therein, dated April 1, 1998, filed as Exhibit 4.1 to Superior's Annual Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

   4.2     --  Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998, filed as
               Exhibit 4.2 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.3     --  Form of Common Stock Certificate of Superior, filed as
               Exhibit 4.3 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.4     --  Article 4 of Superior's Amended and Restated Certificate of
               Incorporation (included in Exhibit 3.1), filed as part of
               Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.5     --  All instruments defining the rights of holders of long-term debt of Superior and its subsidiaries. Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.

  10       --  Material Contracts:

  10.1     --  Custody and Security Agreement between Superior and Bank of New
               York ("BONY"),
               as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to
               Superior's Annual Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

  10.2     --  Securities Account Control Agreement between Superior, Trustee and BONY, dated April 1, 1998, filed as Exhibit 10.2 to
               Superior's Annual Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

  10.3     --  Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997, filed as Exhibit 10.3 to Superior's
               Annual Report on Form 10-K for the year ended December 31,
               1998, and incorporated herein by reference.

  10.4     --  Founders Agreement between Superior and KBW, dated December 2,
               1997, filed as Exhibit 10.4 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.5     --  Founders Agreement between Superior and Financial Stocks, Inc., dated December 2, 1997, filed as Exhibit 10.5 to Superior's
               Annual Report on Form 10-K for the year ended December 31,
               1998, and incorporated herein by reference.

  10.6     --  Agreement between C. Marvin Scott and Superior, dated January
               1, 1998, filed as Exhibit 10.6 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

 Exhibits                             Description
 --------                             -----------

  10.7     --  1998 Long Term Incentive Plan, filed as Exhibit 10.7 to
               Superior's Annual Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

  10.8     --  Stock Purchase Agreement by and among Superior, NB Holdings
               Corporation and Superior Federal Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B.
               by Superior, dated as of December 3, 1997, filed as Exhibit
               10.8 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.9     --  Agreement between Rick D. Gardner and Superior dated September
               21, 1998, filed as Exhibit 10.9 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  11       --  Statement Regarding Computation of Earnings Per Share is
               included in the Annual Report on Form 10-K at footnote 14 to the financial statements on Item 8.

  12       --  Statement Regarding Computation of Ratio of Earnings to Fixed
               Charges
  21       --  List of subsidiaries of the Registrant.


  23       --  Consents of Experts and Counsel

  23.1     --  Consent of Ernst & Young LLP
  24       --  Power of Attorney.

  27       --  Financial Data Schedules

  (b) Reports on Form 8-K. Registrant's Current Reports on Form 8-K dated November 3, 1999 and November 22, 1999, and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Smith, Arkansas on the 30th day of March, 2000.


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

            Signature                             Title                         Date
            ---------                             -----                         ----

     /s/ C. Stanley Bailey           Chairman of the Board of                    **
_________________________________     Directors and Chief Executive
        C. Stanley Bailey             Officer

      /s/ C. Marvin Scott            President, Chief Operating                  **
_________________________________     Officer and Director
         C. Marvin Scott

      /s/ Rick D. Gardner            Chief Financial Officer and                 **
_________________________________     Treasurer (Principal
       Richard D. Gardner             Financial Officer and
                                      Principal Accounting Officer)

               *                     Director                                    **
_________________________________
       Boyd W. Hendrickson

               *                     Director                                    **
_________________________________
          John M. Stein

               *                     Director                                    **
_________________________________
      David E. Stubblefield

               *                     Director                                    **
_________________________________
         John M. Steuri

               *                     Director                                    **
_________________________________
     Howard "Buddy" McMahon

               *                     Director                                    **
_________________________________
          Brian A. Gahr

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on
 Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated
 above and on the date indicated below.

     /s/ C. Stanley Bailey
*By: ____________________________
        C. Stanley Bailey
        Attorney-in-Fact

**Dated: March 30, 2000

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

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                         FINANCIAL STATEMENT SCHEDULES
                                  TO FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 0-25239


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

  At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

   Year ending December 31:
    1998........................................................... $426,615,681
    1999...........................................................  109,051,452
    2000...........................................................   19,395,789
    2001...........................................................    3,268,776
    2002...........................................................    9,928,328
    Thereafter.....................................................      660,589
                                                                    ------------
       Total....................................................... $568,920,615
                                                                    ============

  Interest expense on deposits for the period ended December 31, 1997, is summarized below:

   Demand, NOW, money market and statement and passbook savings.... $ 8,135,897
   Certificates accounts...........................................  30,543,295
   Early withdrawal penalties......................................    (245,273)
                                                                    -----------
       Total interest expense on deposits.......................... $38,433,919
                                                                    ===========

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

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               ----------------



                             EXHIBITS TO FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 0-25239



                               ----------------



                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                  Sequentially
                                                                    Numbered
 Exhibits                      Description                            Page
 --------                      -----------                        ------------
    3      --  Articles of Incorporation and Bylaws:

   3.1     --  Restated and Amended Certificate of
               Incorporation of Superior Financial Corp.
               ("Superior"), filed as Exhibit 3.1 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   3.2     --  Bylaws of Superior, filed as Exhibit 3.2 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4       --  Instruments defining the rights of security
               holders:

   4.1     --  Form of Equity Subscription Agreement among
               Superior, Keefe, Bruyette & Woods, Inc. ("KBW") and various investors named therein, dated
               April 1, 1998, filed as Exhibit 4.1 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.2     --  Form of Registration Rights Agreement between
               Superior, KBW and various investors named therein, dated April 1, 1998, filed as
               Exhibit 4.2 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.3     --  Form of Common Stock Certificate of Superior,
               filed as Exhibit 4.3 to Superior's Annual
               Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

   4.4     --  Article 4 of Superior's Amended and Restated
               Certificate of Incorporation (included in
               Exhibit 3.1), filed as part of Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.5     --  All instruments defining the rights of holders
               of long-term debt of Superior and its
               subsidiaries. Not filed pursuant to
               clause 4 (iii) of Item 601(b) of
               Regulation S-K; to be furnished upon request of the Commission.

  10       --  Material Contracts:

  10.1     --  Custody and Security Agreement between Superior
               and Bank of New York ("BONY"), as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.2     --  Securities Account Control Agreement between
               Superior, Trustee and BONY, dated April 1,
               1998, filed as Exhibit 10.2 to Superior's
               Annual Report on Form 10-K for the year ended
               December 31, 1998, and incorporated herein by reference.

  10.3     --  Founders Agreement between Superior and C.
               Stanley Bailey, dated December 2, 1997, filed as Exhibit 10.3 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.4     --  Founders Agreement between Superior and KBW,
               dated December 2, 1997, filed as Exhibit 10.4 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.


                                 EXHIBIT INDEX

                                                                  Sequentially
                                                                    Numbered
 Exhibits                      Description                            Page
 --------                      -----------                        ------------
  10.5     --  Founders Agreement between Superior and
               Financial Stocks, Inc., dated December 2, 1997,
               filed as Exhibit 10.5 to Superior's Annual
               Report on Form 10-K for the year ended December
               31, 1998, and incorporated herein by reference.

  10.6     --  Agreement between C. Marvin Scott and Superior,
               dated January 1, 1998, filed as Exhibit 10.6 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.7     --  1998 Long Term Incentive Plan, filed as Exhibit
               10.7 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.8     --  Stock Purchase Agreement by and among Superior,
               NB Holdings Corporation and Superior Federal
               Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B. by Superior, dated as of December 3, 1997, filed as Exhibit 10.8 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.9     --  Agreement between Rick D. Gardner and Superior
               dated September 21, 1998, filed as Exhibit 10.9 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  11       --  Statement Regarding Computation of Earnings Per
               Share is included in the Annual Report on Form
               10-K at footnote 14 to the financial statements
               on Item 8.

  12       --  Statement Regarding Computation of Ratio of
               Earnings to Fixed Charges
  21       --  List of subsidiaries of the Registrant.


  23       --  Consents of Experts and Counsel

  23.1     --  Consent of Ernst & Young LLP
  24       --  Power of Attorney.

  27       --  Financial Data Schedules


  (b) Reports on Form 8-K. Registrant's Current Reports on Form 8-K dated November 3, 1999 and November 22, 1999, and incorporated herein by reference.