Form 10-Q
period 2000-03-31
SUPERIOR FINANCIAL CORP /AR/
filed 2000-05-15
CIK 1060770

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
-------------------------------------------------------------------------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER #0-25239


                           SUPERIOR FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                    51-0379417
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)



          16101 LaGrande Drive, Suite 103, Little Rock Arkansas  72223
          ------------------------------------------------------------
                    (Address of principle executive offices)

                                 (501) 324-7282
          ------------------------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for at least the past 90 days.   YES  [X]   NO [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at March 31, 2000

-------------------------------------------------------------------------------
 Common Stock, $0.01 Par Value                       9,832,108

                            SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                               Page
                                                              Number
                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets,
         March 31, 2000 (unaudited) and December 31, 1999         3

         Consolidated statements of income,
         Three months ended March 31,2000 (unaudited)
         and March 31, 1999 (unaudited)                           4

         Consolidated statements of cash flows,
         Three months ended March 31, 2000 (unaudited)
         and March 31, 1999 (unaudited)                           5

         Notes to consolidated financial statements (unaudited)   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       16

Item 2.  Changes in Securities                                   16

Item 3.  Defaults upon Senior Securities                         16

Item 4.  Submission of Matters to a Vote of
         Security Holders                                        16

Item 5.  Other Information                                       16

Item 6.  Exhibits and Reports on Form 8-K                        16

SIGNATURES                                                       16

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities; (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior Financial Corp. ("Superior") are greater than expected;
(iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and (viii) changes in securities markets. When used in this Report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates", and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SUPERIOR FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)


                                                                           March 31,                December 31,
                                                                             2000                      1999
                                                                           -----------              ------------
                                                                           (unaudited)
                      ASSETS
Cash and cash equivalents                                                   $   40,804                $   48,241
Loans available for sale                                                        44,353                    51,406
Loans receivable                                                               999,442                 1,004,961
    Less: allowance for loan losses                                             11,583                    11,346
                                                                            ----------                ----------
Loans receivable, net                                                          987,859                   993,615
Investments available for sale, net                                            376,341                   354,915
Accrued interest receivable                                                     16,943                    15,530
Federal Home Loan Bank stock                                                    22,241                    21,907
Premises and equipment, net                                                     33,195                    32,507
Mortgage servicing rights, net                                                   4,361                     4,310
Prepaid expenses and other assets                                                5,090                     3,837
Goodwill                                                                        61,990                    62,851
Real estate acquired in settlement of loans, net                                   232                       202
Deferred acquisition costs                                                       2,568                     2,624
                                                                            ----------                ----------
         Total assets                                                       $1,595,977                $1,591,945
                                                                            ==========                ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                                $1,025,153                $  977,936
    Federal Home Loan Bank borrowings                                          379,000                   424,000
    Note payable                                                                13,000                    13,000
    Senior notes                                                                60,000                    60,000
    Custodial escrow balances                                                    9,119                     7,420
    Other liabilities                                                            6,246                     4,003
                                                                            ----------                ----------
         Total liabilities                                                   1,492,518                 1,486,359

Stockholders' equity:
    Common stock                                                                   101                       101
    Capital in excess of par value                                              94,764                    94,755
    Retained earnings                                                           21,114                    18,041
    Accumulated other comprehensive loss                                        (9,706)                   (6,147)
                                                                            ----------                ----------
                                                                               106,273                   106,750
    Treasury stock at cost, 249,800 and 96,000 shares                           (2,814)                   (1,164)
                                                                            ----------                ----------
         Total stockholders' equity                                            103,459                   105,586
                                                                            ----------                ----------
         Total liabilities & stockholders' equity                           $1,595,977                $1,591,945
                                                                            ==========                ==========

                            See accompanying notes.

                                    SUPERIOR FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF INCOME
                                    (In thousands, unaudited)



                                                                 Three Months        Three Months
                                                                Ended March 31,     Ended March 31,
                                                                      2000                 1999
                                                                ---------------     ---------------
Interest income:
     Loans                                                           $20,424              $17,012
     Investments                                                       6,125                6,107
     Interest-bearing deposits                                            71                   42
     Other                                                               334                   92
                                                                     -------              -------
Total interest income                                                 26,954               23,253

Interest expense:
     Deposits                                                          9,172                8,395
     Short-term borrowings                                             2,781                  544
     Long-term borrowings                                              4,237                4,465
                                                                     -------              -------
Total interest expense                                                16,190               13,404
                                                                     -------              -------
Net interest income                                                   10,764                9,849
Provision for loan losses                                                550                  570
                                                                     -------              -------
Net interest income after provision for loan losses                   10,214                9,279


Noninterest income:
     Service charges on deposit accounts                               5,811                4,791
     Mortgage operations, net                                            660
     Income from real estate operations, net                             125                  116
     Other                                                               257                  517
                                                                     -------              -------
Total noninterest income                                               6,853                6,118


Noninterest expense:
     Salaries and employee benefits                                    5,894                5,144
     Occupancy expense                                                   841                  744
     Deposit insurance premium                                            51                  130
     Data and item processing                                          1,223                1,047
     Advertising and promotion                                           441                  491
     Amortization of goodwill                                            861                  822
     Postage and supplies                                                815                  782
     Equipment expense                                                   503                  378
     Other                                                             1,818                1,762
                                                                     -------              -------
Total noninterest expense                                             12,447               11,300

Income before income taxes                                             4,620                4,097
Income taxes                                                           1,548                1,582
                                                                     -------              -------
Net income                                                           $ 3,072              $ 2,515
                                                                     =======              =======
Basic and diluted earnings
     per common share                                                $  0.31              $  0.25
                                                                     =======              =======


                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                         Three Months Ended
                                                                                                March 31,
                                                                                 --------------------------------
                                                                                    2000                   1999
                                                                                 ---------              ---------
  Operating activities
  Net income                                                                     $  3,072               $   2,515
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Provision for loan losses                                                        550                     570
     Depreciation                                                                     537                     353
     Deferred income taxes                                                              -                     545
     Additions to mortgage servicing rights                                          (170)                      -
     Amortization of mortgage servicing rights                                        119                      60
     Amortization of premiums on investments, net                                     397                     384
     Amortization of goodwill                                                         861                     822
     Amortization of other intangibles                                                179                     166
     Loss on sale of real estate                                                        6                       -
     Gain on sale of loans                                                           (102)                    (57)
     Mortgage loans originated for sale                                           (23,941)                (11,479)
     Proceeds from sale of mortgage loans held for sale                            52,889                  14,685
     Increase in accrued interest receivable                                       (1,413)                 (1,028)
     Increase in prepaid expenses and other assets                                 (1,375)                 (2,895)
     Net increase in custodial escrow balances                                      1,699                   2,727
     Increase in other liabilities                                                  4,160                   1,536
                                                                                 --------               ---------
Net cash provided by operating activities                                          37,468                   8,904

Investing activities
     Increase in loans receivable, net                                            (16,764)                (88,811)
     Purchase of investments                                                      (36,107)                (49,712)
     Proceeds from sale of investments                                                500                       -
     Purchase FHLB stock                                                             (335)                 (4,208)
     Proceeds from sale of real estate                                                142                     174
     Principal payments on investments                                              8,309                  21,511
     Purchase of premises and equipment                                            (1,225)                   (538)
                                                                                 --------               ---------
Net cash used in investing activities                                             (45,480)               (121,584)

Financing activities
     Net increase in deposits                                                      47,217                   1,804
     Net increase (decrease) in FHLB borrowings                                   (45,000)                 78,019
     Principal payment on note payable                                                  -                  (7,000)
     Proceeds from common stock issued, net                                             8                       -
     Purchase of treasury stock                                                    (1,650)                      -
                                                                                 --------               ---------
Net cash provided by financing activities                                             575                  72,823
                                                                                 --------               ---------
Net decrease in cash                                                               (7,437)                (39,857)
Cash and cash equivalents, beginning of period                                     48,241                  81,425
                                                                                 --------               ---------
Cash and cash equivalents, end of period                                         $ 40,804               $  41,568
                                                                                 ========               =========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 2000

1.  Summary of Significant Accounting Policies

Nature of Operations

    Superior Financial Corp. ("SFC" or "Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, SFC acquired the Bank from NationsBank, N.A. (now Bank of America) for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Per Share Data

    The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 131,000 and 35,000 outstanding options to purchase shares that were not included in the dilutive EPS calculation because they would have been antidilutive.

    Basic and diluted earnings per common share are computed as follows (in thousands, except per share amounts):

                                                             Three Months          Three Months
                                                                Ended                 Ended
                                                            March 31, 2000        March 31, 1999
                                                            --------------        --------------
Common shares-weighted averages (basic)                             9,886              10,080
Common share equivalents-weighted averages                             22                   -
Common share weighted averaged (diluted)                            9,908              10,080
Net income                                                         $3,072             $ 2,515
Basic and diluted earnings per common share                        $ 0.31             $  0.25

3.  Recently Issued Accounting Guidance

    As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available for sale investments be included in other comprehensive income.

    On December 31, 1998, the Company adopted SFAS ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. As the Company operates in only one segment - community banking - the adoption of SFAS 131 did not have a material effect on the financial statements or the disclosure of segment information. Substantially all of the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

    In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial position.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          OF SUPERIOR FINANCIAL CORP.

    The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company's common stock and debt (the "Private Placement"). Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's consolidated balance sheets and statements of income. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

    The Company provides a wide range of retail and small business services including non-interest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, internet banking, bill payment, credit related life and disability insurance, safe deposit boxes, telephone banking, discount investment brokerage, and full-service investment advisory services.

    The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 165,000 checking customers with average non-interest revenue of approximately $140 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

Results of Operations

    The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended March 31, 2000 and 1999

    For the three months ended March 31, 2000 the Company had net income of $3.1 million, an increase of $0.6 million from the comparable period in 1999. The primary reason for this increase was an increase in net interest income and non-interest income as discussed under the headings Net Interest Income and Non-interest Income below. For the Company, this resulted in a return on average assets of .78% and a return on average common equity of 11.10% for the three months ended March 31, 2000 compared to .72% and 9.97%, respectively for the same time period in 1999. The Bank had a return on average assets of 1.06% and 10.26% return on average common equity for the three months ended March 31, 2000 compared to 1.00% and 8.33%, respectively for the three months ended March 31, 1999.

    Total assets increased to $1.596 billion at March 31, 2000, from $1.592 billion at December 31, 1999, an increase of $4 million or .3%. Net loans receivable decreased from $994 million at December 31, 1999 to $988 million at March 31, 2000, a decrease of $6 million, or .6% due to the securitization of $26.9 million of mortgage loans. Offsetting this decrease was an increase in investments of $21 million, or 6%. Cash and cash equivalents decreased from $48 million at December 31, 1999 to $41 million at March 31, 2000, a decrease or $7 million, or 15%. The decrease in cash and cash equivalents resulted from the Company utilizing these funds to reduce Federal Home Loan Bank borrowings. Deposits increased $48 million, or 5%, to $1.03 billion at March 31, 2000. The increase in deposits was also used to reduce FHLB borrowings, which declined $45 million from $424 million to $379 million at March 31, 2000.

Net Interest Income

    Net interest income represents the amount by which interest income on interest-bearing assets, including investments and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

    Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

    Net interest income for the three months ending March 31, 2000 was $10.8 million, an increase of $1.0 million, or 9.3% from $9.8 million for March 31, 1999. The net interest margin was 3.03% and 3.08% for the three months ended March 31, 2000 and 1999, respectively. The increase in net interest income was primarily due to an increase in total interest income of $3.7 million, or 15.9%, from $23.3 million for the three months ended

March 31, 1999 to $27.0 million for the three months ended March 31, 2000. Average interest-earning assets increased $177.4 million, or 13.9%, from $1.28 billion for the three months ended March 31, 1999. Loans were the principal contributor of this increase in earning assets as average loans were $995.2 million for the period ended March 31, 2000, an increase of $132.4 million, or 15.3% from the quarter ended March 31, 1999.

Provision for Loan Losses

    The provision for loan losses decreased $20,000, or 3.5%, from $570,000 for the three months ended March 31, 1999 to $550,000 for the three months ended March 31, 2000. Loan loss reserves were 1.16% and 1.13% of gross loans at March 31, 2000 and December 31, 1999, respectively.

    Nonperforming loans and real estate owned were $2.8 million and $2.4 million at March 31, 2000 and December 31, 1999, representing .18% and .15% of total assets at the respective balance sheet dates. The allowance for loan losses totaled $11.6 million at March 31, 2000, an increase of $237,000, or 2.1% from December 31, 1999. The allowance for loan losses represented 472% and 579% of nonperforming loans at March 31, 2000 and December 31, 1999, respectively.

Noninterest Income

    Noninterest income for the three months ended March 31, 2000 was $6.9 million, an increase of $.8 million, or 12.0%, over the same period in 1999. The following table presents for the periods indicated the major components of noninterest income:

                                                 Three Months Ended March 31,
                                                      2000          1999
                                                     ------        -------
                                                         (in thousands)

   Service charges on deposit accounts               $5,811        $4,791
   Mortgage operations, net                             660           694
   Other noninterest income                             382           633
                                                     ------        ------
   Total noninterest income                          $6,853        $6,118
                                                     ======        ======

    Service charges were $5.8 million for the three months ended March 31, 2000, compared to $4.8 million for the same period in 1999, an increase of $1.0 million or 21.3%.

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

Noninterest Expense

    For the three months ended March 31, 2000, noninterest expense totaled $12.4 million, an increase of $1.1 million, or 10.2%, from $11.3 million for the three months ended March 31, 1999. The efficiency ratio for the quarter ended March 31, 2000 was

65.77%, compared to 65.62% for the three months ended March 31, 1999. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and loss on sale of investments, by net interest income plus noninterest income.

    Salaries and employee benefits expense for the three months ended March 31, 2000 was $5.9 million compared to $5.1 million for the three months ended March 31, 1999, an increase of $.8 million, or 14.6%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

    Occupancy expense increased $97,000, or 13.0%, from $744,000 for the three months ended March 31, 1999 to $841,000 for the three months ended March 31, 2000, due to the opening of a loan office in Tulsa, Oklahoma, a mortgage production center in Little Rock, Arkansas, and five new retail banking branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

    Data and item processing increased $.2 million, or 16.8%, from $1.0 million for the three months ended March 31, 1999, to $1.2 million for the three months ended March 31, 2000, due to loan and deposit growth, increased number of transactions, and new systems.

Income Taxes

    For the three months ended March 31, 2000, income tax expense was $1.5 million, a decrease of $34,000 from $1.6 million at March 31, 1999. The effective tax rate for the three months ended March 31, 2000 was 33.5% compared to 38.6% for the three months ended March 31, 1999.

Impact of Inflation

    The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Bank's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Deposits

    Deposits consisted of the following at March 31, 2000 and December 31, 1999.

                                                                    March 31,             December 31,
                                                                      2000                    1999
                                                                    ---------             ------------
                                                                            (In thousands)
   Demand and NOW accounts, including noninterest-bearing
     deposits of $86,795 and $76,960 at March 31, 2000 and
     December 31, 1999, respectively                                    $  336,428             $280,587
   Money market                                                             49,075               61,619
   Statement and passbook savings                                          104,977               99,797
   Certificates of deposit                                                 534,673              535,933
                                                                        ----------             --------
     Total deposits                                                     $1,025,153             $977,936
                                                                        ==========             ========

Capital Resources

    Stockholders' equity decreased to $103.5 million at March 31, 2000 from $105.6 million at December 31, 1999, a decrease of $2.1 million, or 2.0%. This decrease was due to the net change in the unrealized loss on investments available for sale of $3.6 million, net income of $3.1 million for the three months ended March 31, 2000, and $1.7 million in treasury stock acquired in the Company's stock repurchase program.

Capital

    The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS").

    The Bank is also subject to various regulatory requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

    The Company's and the Bank's actual capital amounts and ratios as of March 31, 2000 and December 31, 1999 are presented below (amounts in thousands):

------------------------------------------------------------------------------------------------------------
                                                                                             Required to be
                                                                                             Categorized as
                                                                                            Well Capitalized
                                     Company            Bank              Required for        Under Prompt
                                   ----------------------------------   Capital Adequacy   Corrective Action
                                     Actual            Actual               Purposes           Provisions
                                   -------------------------------------------------------------------------
                                     Amount   Ratio    Amount   Ratio    Amount    Ratio    Amount     Ratio
                                   -------------------------------------------------------------------------
As of December 31, 1999
Tangible capital to adjusted total
     assets                          $48,451   3.16%  $110,086   7.20%   $22,939    1.50%   $   N/A    N/A
Core capital to adjusted total
     assets                           48,451   3.16%   110,086   7.20%    61,171    4.00%     76,464    5.00%
Total capital to risk weighted
     assets                           59,797   6.19%   121,432  12.59%    77,178    8.00%     96,473   10.00%
Tier I capital to risk weighted
     assets                           48,451   4.75%   110,086  11.41%    N/A      N/A        57,884    6.00%

As of March 31, 2000
Tangible capital to adjusted total
     assets                          $50,738   3.29%  $111,620   7.25%   $23,005    1.50%   $   N/A    N/A
Core capital to adjusted total
     assets                           50,738   3.29%   111,620   7.25%    61,347    4.00%     77,004    5.00%
Total capital to risk weighted
     assets                           62,302   6.73%   123,046  13.38%    73,572    8.00%     91,965   10.00%
Tier I capital to risk weighted
     assets                           50,738   5.49%   111,620  12.14%    N/A      N/A        55,179    6.00%
                                   -------------------------------------------------------------------------

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

    The following table presents, for the periods indicated, an analysis of the Company's allowance for loan losses and other related data (amounts in thousands).


                                                    Three Months      Twelve Months
                                                    ended 3/31/00     ended 12/31/99
                                                    -------------     --------------
   Allowance for loan losses, beginning of period       $11,346            $10,472
   Provision for loan losses                                550              2,270
   Charge-offs                                             (678)            (2,895)
   Recoveries                                               365              1,499
                                                        -------            -------
   Allowance for loan losses, end of period             $11,583            $11,346
                                                        =======            =======
   Allowance to period-end loans                           1.16%              1.13%
   Net charge-offs to average loans                        0.13%              0.15%
   Allowance to period-end nonperforming loans              472%               579%


    The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at March 31, 2000 were $2.8 million, compared to $2.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.28% and 0.24% at March 31, 2000 and December 31, 1999, respectively.

    The following table presents information regarding nonperforming assets as of the dates indicated:

                                                        March 31,      December 31,
                                                          2000            1999
                                                        ---------      ------------
                                                              (in thousands)
Nonaccrual loans                                         $2,455            $1,959
Other real estate and repossessed assets                    346               437
                                                         ------            ------
   Total nonperforming assets                            $2,801            $2,396
                                                         ======            ======
Nonperforming assets to total loans and
   other real estate owned                                 0.28%             0.24%


    The Company has developed procedures designed to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and effective loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Bank also maintains a well-developed monitoring process for credit extensions in excess of $100,000. The Bank has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are centralized. The Company also has procedures to bring rapid resolution of nonperforming loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

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

    At March 31, 2000 and December 31, 1999, respectively, the Company had $439,000 and $-0-in non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $25.7 million and $48.2 million as of March 31, 2000 and December 31, 1999, respectively.

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

    The Company's aggregate expenses incurred with respect to its Year 2000 Project were less than $250,000, all of which have been expensed through March 31, 2000. A significant portion of these costs were represented by the redeployment of existing staff to the Year 2000 Project. No projects under consideration by the Company have been deferred because of Year 2000 efforts. The Company does not anticipate any additional material costs relating to the Year 2000 issue.


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

Item 2.  Changes in Securities
    None

Item 3.  Defaults upon Senior Securities
    None

Item 4.  Submission of Matters to a Vote of Security Holders
    None

Item 5.  Other Information
    None

Item 6.  Exhibits and reports on Form 8-K
    The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.


/s/ C. Stanley Bailey                            5/15/00
------------------------------------------      -----------------------
C. Stanley Bailey, Chief Executive Officer      Date


/s/ Rick D. Gardner                              5/15/00
------------------------------------------      -----------------------
Rick D. Gardner, Chief Financial Officer        Date