Form 10-Q
period 2000-06-30
SUPERIOR FINANCIAL CORP /AR/
filed 2000-08-14
CIK 1060770

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ---------------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 (501) 324-7282
          -------------------------------------------------------------
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing
requirements for at least the past 90 days.   YES [X]   NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                                 Outstanding at June 30, 2000

-------------------------------------------------------------------------------
 Common Stock, $0.01 Par Value                                9,474,408

                            SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets,
         June 30, 2000 (unaudited) and December 31, 1999..................     3

         Consolidated statements of income,
         Three months ended June 30, 2000
         and June 30, 1999 (unaudited) and Six months ended
         June 30, 2000 and June 30, 1999 (unaudited)......................     4

         Consolidated statements of cash flows,
         Six months ended June 30, 2000
         and June 30, 1999 (unaudited)....................................     5

         Notes to consolidated financial statements (unaudited)...........     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................     8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................    17

Item 2.  Changes in Securities............................................    17

Item 3.  Defaults upon Senior Securities..................................    17

Item 4.  Submission of Matters to a Vote of
         Security Holders.................................................    17

Item 5.  Other Information................................................    17

Item 6.  Exhibits and Reports on Form 8-K.................................    17

SIGNATURES................................................................    18

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SUPERIOR FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                             June 30,      December 31,
                                                              2000            1999
                                                          -----------      ------------
                                                          (unaudited)
      ASSETS
Cash and cash equivalents                                  $   48,700      $   48,241
Loans available for sale                                       42,439          51,406
Loans receivable                                            1,017,907       1,004,961
    Less: allowance for loan losses                            11,974          11,346
                                                           ----------      ----------
Loans receivable, net                                       1,005,933         993,615
Investments available for sale, net                           374,248         354,915
Accrued interest receivable                                    16,748          15,530
Federal Home Loan Bank stock                                   22,947          21,907
Premises and equipment, net                                    34,224          32,507
Mortgage servicing rights, net                                  6,499           4,310
Prepaid expenses and other assets                               5,694           3,837
Goodwill                                                       61,129          62,851
Real estate acquired in settlement of loans, net                  576             202
Deferred acquisition costs                                      2,518           2,624
                                                           ----------      ----------
    Total assets                                           $1,621,655      $1,591,945
                                                           ==========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                               $1,061,205      $  977,936
    Federal Home Loan Bank borrowings                         371,200         424,000
    Note payable                                               13,000          13,000
    Senior notes                                               60,000          60,000
    Custodial escrow balances                                   8,336           7,420
    Other liabilities                                           4,914           4,003
                                                           ----------      ----------
      Total liabilities                                     1,518,655       1,486,359

Stockholders' equity:
    Common stock                                                  101             101
    Capital in excess of par value                             94,764          94,755
    Retained earnings                                          24,224          18,041
    Accumulated other comprehensive loss                       (9,668)         (6,147)
                                                           ----------      ----------
                                                              109,421         106,750
    Treasury stock at cost, 607,500 and 96,000 shares          (6,421)         (1,164)
                                                           ----------      ----------
      Total stockholders' equity                              103,000         105,586
                                                           ----------      ----------
      Total liabilities and stockholders' equity           $1,621,655      $1,591,945
                                                           ==========      ==========

                            See accompanying notes.


                                                     SUPERIOR FINANCIAL CORP.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                     (In thousands, unaudited)


                                                Three Months Ended               Six Months Ended
                                         June 30, 2000   June 30, 1999      June 30, 2000   June 30, 1999
                                         -------------   -------------      -------------   -------------
Interest income:
    Loans                                    $20,964         $18,152            $41,388         $35,164
    Investments                                6,262           6,080             12,387          12,187
    Interest-bearing deposits                     44             188                115             230
    Other                                        442              54                776             146
                                             -------         -------            -------         -------
Total interest income                         27,712          24,474             54,666          47,727

Interest expense:
    Deposits                                  10,022           8,465             19,194          16,860
    Short-term borrowings                      2,307           1,272              5,088           1,816
    Long-term borrowings                       4,809           4,455              9,046           8,920
                                             -------         -------            -------         -------
Total interest expense                        17,138          14,192             33,328          27,596

Net interest income                           10,574          10,282             21,338          20,131
Provision for loan losses                        750             700              1,300           1,270
                                             -------         -------            -------         -------
Net interest income after
        provision for loan losses              9,824           9,582             20,038          18,861

Noninterest income:
    Service charges on deposit accounts        6,475           5,440             12,286          10,231
    Mortgage operations, net                     820             746              1,480           1,440
    Income from real estate operations, net      121             122                246             238
    Other                                        548             615                805           1,132
                                             -------         -------            -------         -------
Total noninterest income                       7,964           6,923             14,817          13,041

Noninterest expense:
    Salaries and employee benefits             6,159           5,374             12,053          10,518
    Occupancy expense                            935             706              1,776           1,450
    Deposit insurance premium                     51             141                102             271
    Data and item processing                   1,217           1,080              2,440           2,127
    Advertising and promotion                    446             505                887             996
    Amortization of goodwill                     861             861              1,722           1,683
    Postage and supplies                         749             911              1,564           1,693
    Equipment expense                            598             513              1,101             891
    Other                                      2,091           1,960              3,909           3,722
                                             -------         -------            -------         -------
Total noninterest expense                     13,107          12,051             25,554          23,351

Income before income taxes                     4,681           4,454              9,301           8,551
Income taxes                                   1,569           1,724              3,117           3,306
                                             -------         -------            -------         -------
Net income                                   $ 3,112         $ 2,730            $ 6,184         $ 5,245
                                             =======         =======            =======         =======
Basic and diluted earnings
     per common share                        $  0.32         $  0.27            $  0.63         $  0.52
                                             =======         =======            =======         =======


                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                  2000                1999
                                                                                --------           ---------
Operating activities
Net income                                                                     $  6,184           $   5,245
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Provision for loan losses                                                      1,300               1,270
   Depreciation                                                                   1,118                 846
   Deferred income taxes                                                              -              (2,084)
   Additions to mortgage servicing rights                                        (2,499)                  -
   Amortization of mortgage servicing rights                                        309                 120
   Amortization of premiums on investments, net                                     445                 786
   Amortization of goodwill                                                       1,722               1,683
   Amortization of other intangibles                                                352                 338
   Loss on sale of real estate                                                        9                   2
   Gain on sale of loans                                                           (333)               (141)
   Mortgage loans originated for sale                                           (54,868)            (21,732)
   Mortgage loans purchased                                                           -             (58,508)
   Proceeds from sale of mortgage loans held for sale                            72,938              43,750
   Increase in accrued interest receivable                                       (1,219)             (8,070)
   Increase in prepaid expenses and other assets                                 (2,100)               (492)
   Net increase (decrease) in custodial escrow balances                             916              (1,664)
   Increase in other liabilities                                                  2,806               1,049
                                                                               --------           ---------
Net cash provided by (used in) operating activities                              27,080             (37,602)

Investing activities
   Increase in loans receivable, net                                            (22,912)           (141,631)
   Purchase of investments                                                      (44,559)            (87,394)
   Gain on sale of investments                                                        -                 (17)
   Proceeds from sale of investments                                                500              16,177
   Purchase FHLB stock                                                           (1,040)             (9,267)
   Proceeds from sale of real estate                                                142                 420
   Principal payments on investments                                             18,863              40,417
   Purchase of premises and equipment                                            (2,835)             (3,252)
                                                                               --------           ---------
Net cash used in investing activities                                           (51,841)           (184,547)

Financing activities
   Net increase in deposits                                                      83,269              12,928
   Net increase (decrease) in FHLB borrowings                                   (52,800)            179,000
   Principal payment on note payable                                                  -              (7,000)
   Proceeds from common stock issued, net                                             8                   -
   Purchase of treasury stock                                                    (5,257)                  -
                                                                               --------           ---------
Net cash provided by financing activities                                        25,220             184,928
                                                                               --------           ---------
Net increase (decrease) in cash                                                     459             (37,221)
Cash and cash equivalents, beginning of period                                   48,241              81,425
                                                                               --------           ---------
Cash and cash equivalents, end of period                                       $ 48,700           $  44,204
                                                                               ========           =========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2000

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

Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Per Share Data

  The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 244,500 and 35,000 outstanding options to purchase shares that were not included in the dilutive EPS calculation because they would have been antidilutive.

Basic and diluted earnings per common share are computed as follows (in thousands, except per share amounts):

                                                                     Three Months Ended                   Six Months Ended
                                                                June 30,            June 30,        June 30,             June 30,
                                                                  2000                1999            2000                 1999
                                                             -------------       -------------    -----------          ------------
  Common shares-weighted averages (basic)                         9,638              10,081           9,762               10,081
  Common share equivalents-weighted averages                          3                  10              12                   11
  Common share weighted average (diluted)                         9,641              10,091           9,774               10,092
  Net Income                                                     $3,112             $ 2,730          $6,184              $ 5,245
  Basic and diluted earnings per common share                    $ 0.32             $  0.27          $ 0.63              $  0.52


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

     On December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. As the Company operates in only one segment - community banking - the adoption of SFAS 131 did not have a material effect on the financial statements or the disclosure of segment information. Substantially all of the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

     In June 1998, The Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company has not yet determined what effect the adoption of this statement will have on its results of operations or financial position.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25.

FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


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

     The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 166,000 checking customers with average non-interest revenue of approximately $148 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

Results of Operations

     The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended June 30, 2000 and 1999

     For the three months ended June 30, 2000 the Company had net income of $3.1 million, an increase of $0.4 million from the comparable period in 1999. The primary reason for this increase was an increase in net interest income and non-interest income as discussed under the headings Net Interest Income and Non-interest Income below. For the Company, this resulted in a return on average assets of .78% and a return on average common equity of 11.18% for the three months ended June 30, 2000 compared to .73% and 10.44%, respectively for the same time period in 1999. The Bank had a return on average assets of 1.08% and 10.75% return on average common equity for the three months ended June 30, 2000 compared to 1.01% and 8.99%, respectively for the three months ended June 30, 1999.

     Total assets increased to $1.622 billion at June 30, 2000 from $1.592 billion at December 31, 1999, an increase of $30 million, or 1.9%. Net loans receivable increased from $994 million at December 31, 1999 to $1.006 billion at June 30, 2000, an increase of $12 million, or 1.2%. Cash and cash equivalents increased from $48.2 million at December 31, 1999 to $48.7 million at June 30, 2000, an increase of $.5 million, or 1%. Deposits increased $83 million, or 8.5%, to $1.061 billion at June 30, 2000. The increase in deposits was used to reduce FHLB borrowings in addition to funding loan and investment growth. FHLB borrowings declined $53 million from $424 million to $371 million at June 30, 2000.

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

     Net interest income for the three months ending June 30, 2000 was $10.6 million, an increase of $.3 million, or 2.8% from $10.3 million for the same period in 1999. The net interest margin was 2.97% and 3.05% for the three months ended June 30, 2000 and 1999, respectively. The increase in net interest income was primarily due to an increase in total interest income of $3.2 million, or 13.2%, from $24.5 million for the three months ended June 30, 1999 to $27.7 million for the three months ended June 30, 2000. Average interest-earning assets increased $109.2 million, or 8.0%, from $1.36 billion for the three months ended June 30, 1999 to $1.47 billion for the three months ended June 30, 2000. Loans were the principal contributor of this increase in earning assets as average loans were $1.01 billion for the period ended June 30, 2000, an increase of $59.7 million, or 6.3% from the quarter ended June 30, 1999.

Provision for Loan Losses

     The provision for loan losses increased $50,000, or 7.1%, from $700,000 for the three months ended June 30, 1999 to $750,000 for the three months ended June 30, 2000. Loan loss reserves were 1.18% and 1.13% of gross loans at June 30, 2000 and December 31, 1999, respectively.

     Nonperforming loans and real estate owned were $3.6 million and $2.4 million at June 30, 2000 and December 31, 1999, representing .22% and .15% of total assets at the respective balance sheet dates. The allowance for loan losses totaled $12.0 million at June 30, 2000, an increase of $628,000, or 5.5% from December 31, 1999. The allowance for loan losses represented 458% and 579% of nonperforming loans at June 30, 2000 and December 31, 1999, respectively.

Noninterest Income

     Noninterest income for the three months ended June 30, 2000 was $8.0 million, an increase of $1.0 million, or 15.0%, over the same period in 1999. The following table presents for the periods indicated the major components of noninterest income:

                                           Three Months Ended June 30,
                                               2000           1999
                                              ------         ------
                                                 (in thousands)
   Service charges on deposit accounts        $6,475         $5,440
   Mortgage operations, net                      820            746
   Other noninterest income                      669            737
                                              ------         ------
   Total noninterest income                   $7,964         $6,923
                                              ======         ======


     Service charges were $6.5 million for the three months ended June 30, 2000, compared to $5.4 million for the same period in 1999, an increase of $1.1 million or 19.0%.

     Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. The growth in service charges has resulted from an increase in the number of transaction accounts (checking and savings accounts). The increase in the number of transaction accounts and the related service fee generation is due largely to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

     For the three months ended June 30, 2000, noninterest expense totaled $13.1 million, an increase of $1.0 million, or 8.7%, from $12.1 million for the three months ended June 30, 1999. The efficiency ratio for the quarter ended June 30, 2000 was 66.06%, compared to 65.04% for the three months ended June 30, 1999. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and loss on sale of investments, by net interest income plus noninterest income.

     Salaries and employee benefits expense for the three months ended June 30, 2000 was $6.2 million compared to $5.4 million for the three months ended June 30, 1999, an increase of $.8 million, or 14.6%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products and services.

     Occupancy expense increased $229,000, or 32.4%, from $706,000 for the three months ended June 30, 1999 to $935,000 for the three months ended June 30, 2000, due to the opening of a loan office in Tulsa, Oklahoma, a mortgage production center in Little Rock, Arkansas, six new retail banking branches, and two new consumer finance offices. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

     Data and item processing increased $.1 million, or 12.7%, from $1.1 million for the three months ended June 30, 1999, to $1.2 million for the three months ended June 30, 2000, due to loan and deposit growth, increased number of transactions, and new systems.

Income Taxes

     For the three months ended June 30, 2000, income tax expense was $1.6 million, a decrease of $155,000 from $1.7 million at June 30, 1999. The effective tax rate for the three months ended June 30, 2000 was 33.5% compared to 38.7% for the three months ended June 30, 1999.

For the six months ended June 30, 2000 and 1999

     For the six months ended June 30, 2000, net income was $6.2 million, an increase of $.9 million from the six month period ended June 30, 1999.
Increases in net interest income and non-interest income were the primary reasons. For the Company, this resulted in a return on average assets of .78% and a return on average equity of 11.14% for the six months ended June 30, 2000 compared to .73% and 10.21%, respectively for the same time period in 1999. The Bank had a return on average assets of 1.07% and 10.50% return on average common equity for the six months ended June 30, 2000 compared to 1.01% and 8.68%, respectively for the six months ended June 30, 1999.

Net Interest Income

     Net interest income for the six months ending June 30, 2000 was $21.3 million, an increase of $1.2 million or 6.0% from $20.1 million for the six months ending June 30, 1999. Total interest income increased $6.9 million, or 14.5% from $47.7 million for the six months ended June 30, 1999 to $54.7 million for the six months ended June 30, 2000. Average interest-earning assets for the six months ended June 30, 2000 increased $143 million, or 10.9%, to $1.46 billion from $1.32 billion for the six months ended June 30, 1999. Average loans receivable for the six months ended June 30, 2000 were $1.0 billion, an increase of $65 million or 6.9% from the same period in 1999.

Provision for Loan Losses

     The provision for loan losses increased $30,000, or 2.4%, from $1.27 million for the six months ended June 30, 1999 to $1.3 million during the six month period ended June 30, 2000.

Noninterest Income

     Noninterest income for the six months ended June 30, 2000 was $14.8 million, an increase of $1.8 million, or 13.6%, from $13.0 million for the six month period ended June 30, 1999. The following table presents for the periods indicated the major components of noninterest income:

                                           Six Months Ended June 30,
                                             2000             1999
                                            ------           ------
                                                (in thousands)
Service charges on deposit accounts         $12,286          $10,231
Mortgage operations, net                      1,480            1,440
Other noninterest income                      1,051            1,370
                                            -------          -------
Total noninterest income                    $14,817          $13,041
                                            =======          =======

Service charges, as shown above, increased from $10.2 million for the six months ended June 30, 1999 to $12.3 million for the same period in 2000, an increase of $2.1 million or 20.0%. This increase is attributed to growth in the number of accounts and higher transaction fees during 2000 compared to the same period in 1999.

Noninterest Expenses

     For the six months ended June 30, 2000, noninterest expense totaled $25.6 million, an increase of $2.2 million, or 9.4% for the six months ended June 30, 1999. The efficiency ratio for the six months ended June 30, 2000 was 65.92% compared to 65.32% for the same period in 1999.

     Salary and benefit expense for the six months ended June 30, 2000 was $12.1 million compared to $10.5 million for the six months ended June 30, 1999, an increase of $1.6 million, or 14.6%. Additional staff to accommodate the growth in loans and expanded services is the primary reason for this increase.

     Occupancy expense increased from $1.45 million during 1999 to $1.78 million for the same six month period ending June 30, 2000, an increase of $.3 million or 22.7%
due to the opening of new offices in 1999 and 2000. Data and item processing increased $.3 million from $2.1 million for the six months ended 1999 to $2.4 million for the six months ended June 30, 2000 due to increased number of transaction accounts and loans originated and serviced.

Income Taxes

     For the six months ended June 30, 2000, income tax expense was $3.1 million, a decrease of $.2 million from $3.3 million for the six months ended June 30, 2000. The effective tax rate was 38.7% for the six months ended June 30, 1999 compared to 33.5% during the same period in 2000. Increased tax-exempt income is the primary contributor to the decrease in effective rates.

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

Deposits

     Deposits consisted of the following at June 30, 2000 and December 31, 1999.

                                                       June 30,          December 31,
                                                         2000               1999
                                                   --------------      ---------------
                                                             (In thousands)
Demand and NOW accounts, including
   noninterest-bearing deposits of $90,091
   and $76,960 at June 30, 2000 and
   December 31, 1999, respectively                 $  368,388             $280,587
Money market                                           39,252               61,619
Statement and passbook savings                        100,582               99,797
Certificates of deposit                               552,983              535,933
                                                   ----------             --------
   Total deposits                                  $1,061,205             $977,936
                                                   ==========             ========

Capital Resources

     Stockholders' equity decreased to $103.0 million at June 30, 2000 from $105.6 million at December 31, 1999, a decrease of $2.6 million, or 2.4%. This decrease was due to the net increase in the unrealized loss on investments available for sale of $3.5 million, net income of $6.2 million for the six months ended June 30, 2000, and $5.3 million in treasury stock acquired in the Company's stock repurchase program.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

     The Company's and the Bank's actual capital amounts and ratios as of June 30, 2000 and December 31, 1999 are presented below (amounts in thousands):

                                                                                                                  Required to be
                                                                                                                  Categorized as
                                                                                                                 Well Capitalized
                                                                                          Required for              Under Prompt
                                           Company                  Bank                Capital Adequacy         Corrective Action
                                            Actual                  Actual                  Purposes                 Provisions
                                      Amount     Ratio        Amount     Ratio         Amount      Ratio         Amount      Ratio
                                   -------------------    ---------------------    ----------------------    ----------------------

As of December 31, 1999
Tangible capital to adjusted total
 assets                                $48,451    3.16%       $110,086     7.20%        $22,939      1.50%       $     N/A      N/A
Core capital to adjusted total
 assets                                 48,451    3.16%        110,086     7.20%         61,171      4.00%          76,464     5.00%
Total capital to risk weighted
 assets                                 59,797    6.19%        121,432    12.59%         77,178      8.00%          96,473    10.00%
Tier 1 capital to risk weighted
 assets                                 48,451    4.75%        110,086    11.41%            N/A       N/A           57,884     6.00%

As of June 30, 2000
Tangible capital to adjusted total
     assets                             50,890    3.24%        113,058     7.21%         23,515      1.50%             N/A      N/A
Core capital to adjusted total
 assets                                 50,890    3.24%        113,058     7.21%         62,706      4.00%          78,383     5.00%
Total capital to risk weighted
 assets                                 62,864    6.37%        124,969    12.79%         78,163      8.00%          95,283    10.00%
Tier I capital to risk weighted
 assets                                 50,890    5.16%        113,058    11.57%            N/A       N/A           57,169     6.00%

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

                                                       Six Months          Twelve
                                                         ended          Months ended
                                                        6/30/00           12/31/99
                                                    -------------     --------------
   Allowance for loan losses, beginning of period       $11,346            $10,472
   Provision for loan losses                              1,300              2,270
   Charge-offs                                           (1,401)            (2,895)
   Recoveries                                               729              1,499
                                                        -------            -------
   Allowance for loan losses, end of period             $11,974            $11,346
                                                        =======            =======

   Allowance to period-end loans                           1.18%              1.13%
   Net charge-offs to average loans                        0.13%              0.15%
   Allowance to period-end nonperforming loans              458%               579%

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at June 30, 2000 were $3.6 million, compared to $2.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.35% and 0.24% at June 30, 2000 and December 31, 1999, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                   June 30,             December 31,
                                                     2000                   1999
                                                  ----------            ------------
                                                           (in thousands)
Nonaccrual loans                                    $2,612                $1,959
Other real estate and repossessed assets               941                   437
                                                    ------                ------
     Total nonperforming assets                     $3,553                $2,396
                                                    ======                ======

Nonperforming assets to total loans and
     other real estate owned                          0.35%                 0.24%

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

     At June 30, 2000 and December 31, 1999, respectively, the Company had
$-0- and $-0- in non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $22.5 million and $48.2 million as of June 30, 2000 and December 31, 1999, respectively.

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

     While the Company believes all of its critical systems are Year 2000 ready, there can be no guarantee the Company has discovered all possible failure points including all of its systems, non-ready third parties whose systems and failures could impact the Company, or other uncertainties. Many experts believe that the risk of potential Year

2000 related failures could continue beyond January 1, 2000 as certain sensitive target dates occur. As a result, the Company will continue to monitor its own systems (including new systems brought into operation by the Company) and maintain contact with mission critical third parties as these target dates pass. Additionally, the Company will maintain its previously developed contingency plan for implementation in the event that mission critical third party systems fail to address remaining Year 2000 issues.

     The Company's aggregate expenses incurred with respect to its Year 2000 Project were less than $250,000, all of which have been expensed through June 30, 2000. A significant portion of these costs were represented by the redeployment of existing staff to the Year 2000 Project. No projects under consideration by the Company have been deferred because of Year 2000 efforts. The Company does not anticipate any additional material costs relating to the Year 2000 issue.


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

Item 2.  Changes in Securities
     None

Item 3.  Defaults upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Shareholders of the Company was held on May 17, 2000. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting were 9,832,108. A total of 6,489,072 shares were represented by shareholders in attendance or by proxy, representing a quorum.

     The following directors were elected for a term expiring in 2001: C. Stanley Bailey, Brian A. Gahr, Howard B. McMahon, C. Marvin Scott, Ben F. Scroggin, John M. Stein, John E. Steuri, and David E. Stubblefield.

     Additionally, the following matters were voted upon with the votes indicated:

     Approval of an amendment to Superior's Restated and Amended Certificate of Incorporation reducing the number of shares of Preferred Stock from 10,000,000 to 1,000,000 and making certain other formal revisions.

                                     Number of
                                       Votes
                                     ---------
                For                  5,866,777
                Against                    605
                Abstain                  3,322
                Broker nonvoters       618,368

     Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000.

                                     Number of
                                       Votes
                                     ---------
                For                  6,488,950
                Against                    101
                Abstain                     21

Item 5.  Other Information
     None

Item 6.  Exhibits and reports on Form 8-K
     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.



/s/ C. Stanley Bailey                         8/14/00
------------------------------------------    ----------------------------
C. Stanley Bailey, Chief Executive Officer    Date


/s/ Rick D. Gardner                           8/14/00
------------------------------------------    ----------------------------
Rick D. Gardner, Chief Financial Officer      Date