Form 10-Q
period 2000-09-30
SUPERIOR FINANCIAL CORP /AR/
filed 2000-11-14
CIK 1060770

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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




         16101 LaGrande Drive, Suite 103, Little Rock, Arkansas 72223
-----------------------------------------------------------------------------
                   (Address of principle executive offices)

                                (501) 324-7282
------------------------------------------------------------------------------
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

      YES  [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



             Class                          Outstanding at September 30, 2000
--------------------------------------------------------------------------------
   Common Stock, $0.01 Par Value                        9,106,908

                            SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets, September 30, 2000 (unaudited)
          and December 31, 1999.......................................            3

          Consolidated statements of income, September 30, 2000
          Three months ended September 30, 2000
          and September 30, 1999 (unaudited) and Nine months ended
          September 30, 2000 and September 30, 1999
          (unaudited).................................................            4

          Consolidated statements of cash flows,
          Nine months ended September 30, 2000
          and September 30, 1999 (unaudited)..........................            5

          Notes to consolidated financial statements
          (unaudited).................................................            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................            8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................            16


Item 2.   Changes in Securities.......................................            16

Item 3.   Defaults upon Senior Securities.............................            17

Item 4.   Submission of Matters to a Vote of
          Security Holders............................................            17

Item 5.   Other Information...........................................            17

Item 6.   Exhibits and Reports on Form 8-K............................            17

SIGNATURES............................................................            17


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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                              September 30,      December 31,
                                                                  2000               1999
                                                              ------------       ------------
                                                               (unaudited)
          ASSETS
Cash and cash equivalents                                       $   50,704        $   48,241
Loans available for sale                                            37,959            51,406
Loans receivable                                                 1,049,873         1,004,961
   Less: allowance for loan losses                                  12,253            11,346
                                                                 ---------         ---------

Loans receivable, net                                            1,037,620           993,615
Investments available for sale, net                                367,142           354,915
Accrued interest receivable                                         17,339            15,530
Federal Home Loan Bank stock                                        23,330            21,907
Premises and equipment, net                                         34,610            32,507
Mortgage servicing rights, net                                       6,704             4,310
Prepaid expenses and other assets                                    6,213             3,837
Goodwill                                                            60,268            62,851
Real estate acquired in settlement of loans, net                       190               202
Deferred acquisition costs                                           2,469             2,624
                                                                 ---------         ---------
    Total assets                                                $1,644,548        $1,591,945
                                                                ==========        ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                    $1,058,583        $   977,936
    Federal Home Loan Bank borrowings                              390,500            424,000
    Note payable                                                    13,000             13,000
    Senior notes                                                    60,000             60,000
    Custodial escrow balances                                       11,255              7,420
    Other liabilities                                                7,135              4,003
                                                                ----------        -----------
         Total liabilities                                       1,540,473          1,486,359

Stockholders' equity:
    Common stock                                                       101                101
    Capital in excess of par value                                  94,764             94,755
    Retained earnings                                               27,281             18,041
    Accumulated other comprehensive loss                            (7,560)            (6,147)
                                                                ----------        -----------
                                                                   114,586            106,750
   Treasury stock at cost, 975,000 and 96,000 shares               (10,511)            (1,164)
                                                                ----------        -----------
          Total stockholders' equity                               104,075            105,586
                                                                ----------        -----------
          Total liabilities and stockholders' equity            $1,644,548        $ 1,591,945
                                                                ==========        ===========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share amounts)

                                                    Three Months Ended                Nine Months Ended
                                            --------------------------------    -------------------------------
                                             Sept. 30, 2000   Sept. 30, 1999    Sept. 30, 2000   Sept. 30, 1999
                                            ---------------   --------------    --------------   --------------
Interest income:
    Loans                                       $21,380            $19,666           $62,768         $54,830
    Investments                                   6,189              5,859            18,576          18,046
    Interest-bearing deposits                        37                  6               152             236
    Other                                           647                287             1,423             433
                                                -------            -------           -------         -------
 Total interest income                           28,253             25,818            82,919          73,545

 Interest expense:
    Deposits                                     10,903              8,450            30,097          25,310
    Short-term borrowings                         2,324              2,296             7,412           4,112
    Long-term borrowings                          5,004              4,437            14,050          13,357
                                                -------            -------           -------         -------
Total interest expense                           18,231             15,183            51,559          42,779

Net interest income                              10,022             10,635            31,360          30,766
Provision for loan losses                           500                500             1,800           1,770
                                                -------            -------           -------         -------
Net interest income after provision
 for loan losses                                  9,522             10,135            29,560          28,996

Noninterest income:
    Service charges on deposit accounts           6,637              5,663            18,923          15,894
    Mortgage operations, net                        603                354             2,083           1,794
    Income from real estate operations, net         126                115               372             353
    Other                                           595                642             1,400           1,774
                                                -------            -------           -------         -------
Total noninterest income                          7,961              6,774            22,778          19,815

Noninterest expense:
    Salaries and employee benefits                6,090              5,559            18,143          16,077
    Occupancy expense                               926                838             2,702           2,288
    Deposit insurance premium                        52                136               154             407
    Data and item processing                      1,306              1,125             3,746           3,252
    Advertising and promotion                       433                486             1,320           1,482
    Amortization of goodwill                        861                861             2,583           2,544
    Postage and supplies                            714                837             2,278           2,530
    Equipment expense                               628                497             1,729           1,388
    Other                                         1,952              2,037             5,861           5,759
                                                -------            -------           -------         -------
Total noninterest expense                        12,962             12,376            38,516          35,727

Income before income taxes                        4,521              4,533            13,822          13,084
Income taxes                                      1,465              1,534             4,582           4,840
                                                -------            -------           -------         -------
Net income                                      $ 3,056            $ 2,999           $ 9,240         $ 8,244
                                                -------            -------           -------         -------
Basic and diluted earnings
  per common share                              $  0.33            $  0.30           $  0.96         $  0.82
                                                =======            =======           =======         =======

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                        --------------------------------
                                                              2000              1999
                                                        ---------------    --------------
Operating activities
Net income                                                 $  9,240           $   8,244
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Provision for loan losses                                  1,800               1,770
   Depreciation                                               1,737               1,418
   Additions to mortgage servicing rights                    (2,928)                  -
   Amortization of mortgage servicing rights                    533                 186
   Amortization of premiums on investments, net                 503                 976
   Amortization of goodwill                                   2,583               2,544
   Amortization of other intangibles                            524                 510
   Loss on sale of real estate                                   20                   2
   (Gain) loss on sale of loans                                (440)                 24
   Mortgage loans originated for sale                       (81,410)            (34,287)
   Mortgage loans purchased                                       -             (57,065)
   Proceeds from sale of mortgage loans held for sale        72,944              53,158
   Increase in accrued interest receivable                   (1,810)             (8,620)
   Increase in prepaid expenses and other assets             (2,742)             (2,948)
   Net increase (decrease) in custodial escrow balances       3,835                (520)
   Increase in other liabilities                              3,893               1,355
                                                           --------           ---------
Net cash provided by (used in) operating activities           8,282             (33,253)

Investing activities
   Increase in loans receivable, net                        (23,603)           (178,365)
   Purchase of investments                                  (45,374)           (113,252)
   Loss on sale of investments                                    3                 149
   Proceeds from sale of investments                            760              55,675
   Purchases of FHLB stock                                   (1,423)            (10,192)
   Proceeds from sale of real estate                            142                 901
   Principal payments on investments                         29,708              54,854
   Purchases of premises and equipment                       (3,840)             (6,681)
                                                           --------           ---------
Net cash used in investing activities                       (43,627)           (196,911)

Financing activities
   Net increase in deposits                                  80,646              11,336
   Net (decrease) increase in FHLB borrowings               (33,500)            185,200
   Principal payment on note payable                              -              (7,000)
   Proceeds from common stock issued, net                         8                   -
   Purchases of treasury stock                               (9,346)                  -
                                                           --------           ---------
Net cash provided by financing activities                    37,808             189,536
                                                           --------           ---------
Net increase (decrease) in cash                               2,463             (40,628)
Cash and cash equivalents, beginning of period               48,241              81,425
                                                           --------           ---------

Cash and cash equivalents, end of period                   $ 50,704           $  40,797
                                                           ========           =========

                             See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 2000

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

Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Per Share Data

  The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. For the third quarter of 2000 and 1999, all outstanding options to purchase shares were included in the dilutive EPS calculation.

Basic and diluted earnings per common share are computed as follows (in thousands, except per share amounts):

                                                  Three Months Ended        Nine Months Ended
                                               ----------------------   -------------------------
                                                 Sept. 30,  Sept. 30,      Sept. 30,   Sept. 30,
                                                   2000       1999           2000        1999
                                               ----------------------   -------------------------
    Common shares-weighted averages (basic)          9,297     10,081      9,606          10,081
    Common share equivalents-weighted averages          38         91         21              37
    Common share weighted average (diluted)          9,335     10,172      9,627          10,118
    Net Income                                      $3,056    $ 2,999     $9,240         $ 8,244
    Basic and diluted earnings per common share     $ 0.33    $  0.30     $ 0.96         $  0.82

3.  Recently Issued Accounting Guidance

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

     In June 1998, The Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company expects to adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company does not anticipate the adoption of this statement to have a material impact on its operations or financial position.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SUPERIOR FINANCIAL CORP.

     The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company's common stock and debt (the "Private Placement"). Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Bank's consolidated balance sheets and statements of income. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

     The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, internet banking, bill payment, credit related life and disability insurance, safe deposit boxes, telephone banking, discount brokerage, and full-service investment advisory services.

     The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company having over 166,000 checking customers with average noninterest revenue of approximately $150 per account annually. Much of this success can be attributed to the customer-oriented service environment created by the Bank's personnel.

     On November 1, 2000, the Company announced that the Bank's wholly-owned subsidiary, Superior Finance Company, had completed the acquisition of the assets of four consumer finance offices in north Alabama for approximately $125,000 in cash from Southern Financial, Inc., a Nashville, Tennessee based consumer finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition will be accounted for under the purchase method of accounting.

Results of Operations

     The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended September 30, 2000 and 1999

     For the three months ended September 30, 2000 the Company had net income of $3.1 million, an increase of $.1 million from the comparable period in 1999.
The primary reason for this increase was an increase in noninterest income which offset declines in net interest income and increased noninterest expense, as discussed below. For the Company, this resulted in a return on average assets of .75% and a return on average common equity of 10.90% for the three months ended September 30, 2000 compared to .76% and 11.15%, respectively for the same time period in 1999. The Bank had a return on average assets of 1.04% and 10.25% return on average common equity for the three months ended September 30, 2000 compared to 1.03% and 9.68%, respectively for the three months ended September 30, 1999.

     Total assets increased to $1.645 billion at September 30, 2000 from $1.592 billion at December 31, 1999, an increase of $53 million, or 3.3%. Net loans receivable increased from $994 million at December 31, 1999 to $1.038 billion at September 30, 2000, an increase of $44 million, or 4.4%. Cash and cash equivalents increased from $48.2 million at December 31, 1999 to $50.7 million at September 30, 2000, an increase of $2.5 million, or 5.1%. Deposits increased $81 million, or 8.2%, to $1.059 billion at September 30, 2000. The increase in deposits was used to reduce FHLB borrowings in addition to funding loan growth. FHLB borrowings declined $33.5 million from $424 million to $390.5 million at September 30, 2000.

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

     Net interest income for the three months ending September 30, 2000 was $10.0 million, a decrease of $.6 million, or 5.8% from $10.6 million for the same period in 1999. The net interest margin was 2.84% and 3.04% for the three months ended September 30, 2000 and 1999, respectively. The decrease in net interest income was primarily due to a sharper increase in rates paid on interest bearing liabilities over yields earned. The rate paid on average interest bearing liabilities increased to 5.09% in the third quarter of 2000 compared to 4.38% in the third quarter of 1999, an increase of .71%. During this same period, the yield on earning assets increased from 7.25% in the third quarter of 1999 to 7.74% in the third quarter of 2000, an increase of .49%. Average interest-earning assets increased $47 million, or 3.2%, from $1.428 billion for the three months ended September 30, 1999 to $1.475 billion for the three months ended September 30, 2000. Loans accounted for all of this increase in earning assets as average loans were $1.03 billion for the period ended September 30, 2000, an increase of $52 million, or 5.3% from the quarter ended September 30, 1999.

Provision for Loan Losses

     The provision for loan losses was unchanged at $500,000 for the three months ended September 30, 2000. Loan loss reserves were 1.17% and 1.13% of gross loans at September 30, 2000 and December 31, 1999, respectively.

     Nonperforming loans and real estate owned were $3.4 million and $2.4 million at September 30, 2000 and December 31, 1999, representing .21% and .15% of total assets at the respective balance sheet dates. The allowance for loan losses totaled $12.3 million at September 30, 2000, an increase of $907,000, or 8.0% from December 31, 1999. The allowance for loan losses represented 416% and 579% of nonperforming loans at September 30, 2000 and December 31, 1999, respectively.

Noninterest Income

     Noninterest income for the three months ended September 30, 2000 was $8.0 million, an increase of $1.2 million, or 17.5%, over the same period in 1999. The following table presents for the periods indicated the major components of noninterest income:

                                            Three Months Ended Sept. 30,
                                           ------------------------------
                                                 2000           1999
                                           ------------------------------
                                                 (in thousands)
    Service charges on deposit accounts         $6,637         $5,663
    Mortgage operations, net                       603            354
    Other noninterest income                       721            757
                                                ------         ------
      Total noninterest income                  $7,961         $6,774
                                                ======         ======


     Service charges were $6.6 million for the three months ended September 30, 2000, compared to $5.7 million for the same period in 1999, an increase of $.9 million, or 17.2%.

     Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. The growth in service charges has resulted from an increase in the number of transaction accounts (checking and savings accounts) and increased transaction charges. The increase in the number of transaction accounts and the related service fee generation is due largely to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

     For the three months ended September 30, 2000, noninterest expense totaled $13.0 million, an increase of $.6 million, or 4.7%, from $12.4 million for the three months ended September 30, 1999. The efficiency ratio for the quarter ended September 30, 2000 was 67.3%, compared to 65.5% for the three months ended September 30, 1999. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and loss on sale of investments, by net interest income plus noninterest income.

     Salaries and employee benefits expense for the three months ended September 30, 2000 was $6.1 million compared to $5.6 million for the three months ended September 30, 1999, an increase of $.5 million, or 9.6%. This increase was due primarily to the hiring of additional personnel required to accommodate the Bank's loan growth and expanded products, services, and new locations.

     Occupancy expense increased $88,000, or 10.5%, from $838,000 for the three months ended September 30, 1999 to $926,000 for the three months ended September 30, 2000, due to the opening of four new retail banking branches and two new finance company offices. Major categories included in occupancy expense are building lease, depreciation, and utilities expense.

     Data and item processing increased $.2 million, or 16.1%, from $1.1 million for the three months ended September 30, 1999, to $1.3 million for the three months ended September 30, 2000, due to loan and deposit account growth, increased number of transactions, and new systems.

Income Taxes

     For the three months ended September 30, 2000 and 1999, income tax expense was $1.5 million. The effective tax rate for the three months ended September 30, 2000 was 32.4% compared to 33.8% for the three months ended September 30, 1999.

For the nine months ended September 30, 2000 and 1999

     For the nine months ended September 30, 2000, net income was $9.2 million, an increase of $1.0 million from the nine month period ended September 30, 1999. Increases in net interest income and noninterest income were the primary reasons for the increase in net income. For the Company, this resulted in a return on average assets of .77% and a return on average equity of 11.06% for the nine months ended September 30, 2000 compared to .73% and 10.46%, respectively for the same time period in 1999. The Bank had a return on average assets of 1.06% and 10.41% return on average common equity for the nine months ended September 30, 2000 compared to 1.02% and 9.02%, respectively for the nine months ended September 30, 1999.

 Net Interest Income

     Net interest income for the nine months ending September 30, 2000 was $31.4 million, an increase of $.6 million or 1.9% from $30.8 million for the nine months ending September 30, 1999. Total interest income increased $9.4 million, or 12.7% from $73.5 million for the nine months ended September 30, 1999 to $82.9 million for the nine months ended September 30, 2000. Average interest-earning assets for the nine months ended September 30, 2000 increased $121 million, or 8.9%, to $1.47 billion. Average loans receivable for the nine months ended September 30, 2000 were $1.0 billion, an increase of $87 million or 9.4% from the same period in 1999.

Provision for Loan Losses

     The provision for loan losses increased $30,000, or 1.7%, from $1.77 million for the nine months ended September 30, 1999 to $1.8 million during the nine month period ended September 30, 2000.

Noninterest Income

     Noninterest income for the nine months ended September 30, 2000 was $22.8 million, an increase of $3.0 million, or 15.0%, from $19.8 million for the nine month period ended September 30, 1999. The following table presents for the periods indicated, the major components of noninterest income:

                                  Nine Months Ended Sept. 30,
                                ------------------------------
                                    2000           1999
                                ------------------------------
                                        (in thousands)
Service charges on deposit        $18,923        $15,894
 accounts
Mortgage operations, net            2,083          1,794
Other noninterst income             1,772          2,127
                                  -------        -------
Total noninterest income          $22,778        $19,815
                                  =======        =======

Service charges, as shown above, increased from $15.9 million for the nine months ended September 30, 1999 to $18.9 million for the same period in 2000, an increase of $3.0 million or 19.1%. Insufficient funds fees account for the majority of service charge income. This increase is attributed to growth in the number of accounts and higher transaction fees during 2000 compared to the same period in 1999.

Noninterest Expense

     For the nine months ended September 30, 2000, noninterest expense totaled $38.5 million, an increase of $2.8 million, or 7.8% for the nine months ended September 30, 1999. The efficiency ratio for the nine months ended September 30, 2000 was 66.4% compared to 65.4% for the same period in 1999.

     Salary and benefit expense for the nine months ended September 30, 2000 was $18.1 million compared to $16.1 million for the nine months ended September 30, 1999, an increase of $2.0 million, or 12.8%. Additional staff to accommodate the growth in loans, expanded services and new locations is the primary reason for this increase.

     Occupancy expense increased from $2.3 million during 1999 to $2.7 million for the same nine month period ending September 30, 2000, an increase of $.4 million or 18.1% due to the opening of new offices in 1999 and 2000. Data and item processing expense increased $.4 million from $3.3 million for the nine months ended September 30, 1999 to $3.7 million for the nine months ended September 30, 2000 due to increased number of transaction accounts and loans originated and serviced.

Income Taxes

     For the nine months ended September 30, 2000, income tax expense was $4.6 million, a decrease of $.2 million from $4.8 million for the nine months ended September 30, 2000. The effective tax rate was 37.0% for the nine months ended September 30, 1999 compared to 33.2% during the same period in 2000. Increased income exempt from federal and state income tax is the primary contributor to the decrease in effective rates.

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

Deposits

     Deposits consisted of the following at September 30, 2000 and December 31, 1999.

                                                               September 30,   December 31,
                                                                    2000           1999
                                                             ------------------------------
                                                                      (In thousands)
    Demand and NOW accounts, including noninterest-bearing
     deposits of $87,670 and $76,960 at September 30, 2000
     and December 31, 1999, respectively                          $  380,264       $280,587
    Money market                                                      33,738         61,619
    Statement and passbook savings                                    92,068         99,797
    Certificates of deposit                                          552,513        535,933
                                                                  ----------       --------
       Total deposits                                             $1,058,583       $977,936
                                                                  ==========       ========

Capital Resources

     Stockholders' equity decreased to $104.1 million at September 30, 2000 from $105.6 million at December 31, 1999, a decrease of $1.5 million, or 1.4%. This decrease was due to the net increase in the unrealized loss on investments available for sale of $1.4 million, net income of $9.2 million for the nine months ended September 30, 2000, and $9.3 million in treasury stock acquired in the Company's stock repurchase programs.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

     The Company's and the Bank's actual capital amounts and ratios as of September 30, 2000 and December 31, 1999 are presented below (amounts in thousands):


                                                                                                    Required to be
                                                                                                    Categorized as
                                                                                                   Well Capitalized
                                                                                Required for         Under Prompt
                                              Company            Bank         Capital Adequacy     Corrective Action
                                              Actual            Actual           Purposes             Provisions
                                       ------------------  ----------------  ------------------   -------------------
                                          Amount   Ratio    Amount   Ratio    Amount     Ratio      Amount    Ratio
                                       ---------  -------  ----------------  ------------------   -------------------

As of December 31, 1999
Tangible capital to adjusted total
   assets                                 $48,451   3.16%  $110,086   7.20%    $22,939    1.50%  $   N/A      N/A
Core capital to adjusted total assets      48,451   3.16%   110,086   7.20%     61,171    4.00%   76,464     5.00%
Total capital to risk weighted assets      59,797   6.19%   121,432  12.59%     77,178    8.00%   96,473    10.00%
Tier 1 capital to risk weighted
   assets                                  48,451   4.75%   110,086  11.41%        N/A     N/A    57,884     6.00%

As of September 30, 2000
Tangible capital to adjusted total
   assets                                 $50,697   3.19%  $114,596   7.25%    $23,713    1.50%  $   N/A      N/A
Core capital to adjusted total assets      50,697   3.19%   114,596   7.25%     63,236    4.00%   79,045     5.00%
Total capital to risk weighted assets      62,950   6.36%   126,849  12.87%     78,822    8.00%   98,528    10.00%
Tier I capital to risk weighted
   assets                                  50,697   5.12%   114,596  11.63%        N/A     N/A    59,117     6.00%

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

                                                             Nine            Twelve
                                                            Months           Months
                                                            ended            ended
                                                            9/30/00         12/31/99
                                                          -----------      ----------
    Allowance for loan losses, beginning of period         $11,346           $10,472
    Provision for loan losses                                1,800             2,270
    Charge-offs                                             (2,038)           (2,895)
    Recoveries                                               1,145             1,499
                                                           -------           -------
    Allowance for loan losses, end of period               $12,253           $11,346
                                                           =======           =======
    Allowance to period-end loans                             1.17%             1.13%
    Net charge-offs to average loans                          0.12%             0.15%
    Allowance to period-end nonperforming loans                416%              579%

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at September 30, 2000 were $3.4 million, compared to $2.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.33% and 0.24% at September 30, 2000 and December 31, 1999, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                        September 30,       December 31,
                                                           2000                1999
                                                      ---------------      --------------
                                                                   (in thousands)
Nonaccrual loans                                            $2,945            $1,959
Other real estate and repossessed assets                       492               437
                                                            ------            ------
      Total nonperforming assets                            $3,437            $2,396
                                                            ======            ======
Nonperforming assets to total loans and
  other real estate owned                                     0.33%             0.24%

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

     At September 30, 2000 and December 31, 1999, respectively, the Company had no non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $20.2 million and $48.2 million as of September 30, 2000 and December 31, 1999, respectively. Of the $20.2 million in 90 or more days past due and still accruing balances as of September 30, 2000, $15.3 million represent the remaining principal balance of $46 million of FHA insured and VA guaranteed mortgages purchased by the Bank in June, 1999. The contract called for the Bank to receive a pass through net yield of 7.13% and the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA. The servicing of these loans has been terminated upon the default of the servicer, which subsequently filed for bankruptcy. Management believes that the remaining principal balance and interest on these loans will be collected with no material adverse impact to the Bank.


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

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Superior Financial Corp.



/s/ C. Stanley Bailey                              November 14, 2000
---------------------                              -----------------
 C. Stanley Bailey, Chief Executive Officer        Date



/s/ Rick D. Gardner                                November 14, 2000
-------------------                                -----------------
Rick D. Gardner, Chief Financial Officer           Date