Form 10-K
period 2000-12-31
SUPERIOR FINANCIAL CORP /AR/
filed 2001-03-29
CIK 1060770

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

  For the Fiscal Year Ended December 31, 2000

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

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2001 based on the average bid and ask prices of $13.25 per share for Common Stock was approximately $63,900,000. (For purposes of calculating this amount, all directors, officers and principal shareholders of record of the registrant are treated as affiliates).

   Shares of Common Stock outstanding at March 21, 2001 were 9,050,921.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of
Document                                                               Form 10-K
--------                                                               ---------
Portions of Definitive Proxy Statement for the 2001 Annual Meeting
 as specifically referred to herein................................... Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

   The Registrant, Superior Financial Corp. ("the Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank F.S.B. (the "Bank"), a federally chartered thrift institution, from NationsBank, N.A. (now Bank of America). The acquisition was consummated on April 1, 1998. The Bank was founded in 1934 in Fort Smith, Arkansas. In 1992, the Bank was acquired by Boatmen's Bancshares, Inc. ("Boatmen's"). In turn, Boatmen's was acquired by NationsBank in 1997. The Bank has expanded through de novo growth and acquisitions to 55 branches concentrated in Ft. Smith, Little Rock, and eastern Oklahoma. At December 31, 2000 the Company had consolidated assets of $1.66 billion, shareholders equity of $111 million, deposits of $1.08 billion and gross loans of $1.07 billion.

Financial Products and Services

   The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include automated teller machines, debit card, credit related life and disability insurance, safety deposit boxes, internet banking, bill payment, and telephone banking. The Company serves 184,000 households with average noninterest revenue of approximately $155 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Asset Quality

   The successful implementation of the Company's business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality with staff support provided by a dedicated loan review function. In addition, lending units are supported by credit scoring models and centralized review.

   As of December 31, 2000, the Company's allowance for loan losses is approximately 1.13% of total loans. In addition, the Company has adopted procedures to achieve rapid resolution of nonperforming loans and prompt and efficient liquidation of real estate, automobiles and other forms of collateral.

Subsidiaries

   The Company's only subsidiary is the Bank. The Bank owns several subsidiaries, including Superior Financial Services, Inc., an Arkansas corporation, which acts as an investment advisor and sells certain investment products, as well as owning a second-tier subsidiary, Southwest Protective Life Insurance Company, which sells consumer loan credit life and disability insurance to consumer loan borrowers of the Bank, and Superior Finance Company, a consumer finance company.

Competition

   The banking industry in the Company's market area is highly competitive. In addition to competing with commercial and savings banks, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and other non-financial institutions. The Company has been able to compete effectively through use of its "totally free checking" program, strong community reputation and excellent customer service.

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

Employees

   As of December 31, 2000, the Company had 766 full-time employees, and 102 part-time employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes arising from any such organized labor group. The Company provides medical, hospitalization and group life insurance to eligible employees. In addition, the Company provides a competitive 401(k) plan to which it contributes up to 3% of employee salaries on a matching basis with customary vesting requirements.

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

   All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the most highly-rated savings institutions are required to maintain core capital equal to a minimum of 3% of adjusted total assets. All other savings institutions are required to maintain core capital equal to a minimum of 4% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "-- Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

   Under OTS regulations, a savings institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The Bank is not currently subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Resources."

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

   The regulations establish five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, the ratio of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a "well-capitalized" institution as "adequately-capitalized" and may require an "adequately-capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a "significantly-undercapitalized" institution as "critically undercapitalized").

   At December 31, 2000, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

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

   Under OTS regulations, an institution must file an application with the OTS in order to obtain OTS approval of a proposed capital distribution under the following circumstances: (i) the institution is not eligible for expedited treatment under applicable OTS regulations; (ii) the total amount of the institution's capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus its retained net income for the preceding two years; (iii) the institution would not be at least adequately capitalized following the distribution; or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the institution and the OTS or the FDIC, or violate a condition imposed on it in an OTS-approved application or notice. If an institution is not required to file an application prior to a capital distribution, but one of the following conditions is met, the institution must file a notice with the OTS prior to the proposed capital distribution: (i) the institution would not be well capitalized following the distribution; (ii) the proposed capital distribution would reduce the amount of or retire any part of certain debt instruments such as notes or debentures included in capital; or (iii) the institution is a subsidiary of a savings and loan holding company. If none of the application requirements are met, and none of the notice requirements are met, the institution is not required to file either a notice or an application with the OTS before making a capital distribution.

   Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; and (iii) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test.

   Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of its "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and 100% of stock issued by the Federal Home Loan Mortgage Corporation or FNMA. "Portfolio assets" consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the Bank met the QTL test.

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

   Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized" and "undercapitalized." "Well capitalized" and "adequately capitalized" institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. "Undercapitalized" institutions are those that do not qualify as either "well capitalized" or "adequately capitalized." These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds' ratio of reserves to insured deposits at 1.25%. During 2000 and for the first semiannual assessment period of 2001, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns.

   In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to serve FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. The average annual assessment rate in 2000 was 2.07% for both SAIF-insured deposits and BIF-insured deposits. For the first quarter of 2001, the FICO assessment rate for such deposits will be 1.96%.

   The Bank's assessment expense for the year ended December 31, 2000 equaled $208,000.

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

   Privacy. In 2000, the federal banking regulators issued final regulations implementing certain provisions of the GLB Act governing the privacy of consumer financial information. The regulations, which were effective November 13, 2000 but are not mandatory until July 1, 2001, limit the disclosure by financial institutions such as the Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for consumers to "opt out" of disclosures to nonaffiliated third parties.

   Legislation. On November 12, 1999, President Clinton signed into law the GLB Act. The primary purpose of the GLB Act is to eliminate barriers between investment banking and commercial banking, permitting, with certain limitations, the affiliation of banks, securities firms, insurance companies, and other financial service providers. Generally, the GLB Act: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (vi) modifies the laws governing the implementation of the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

   In particular, the GLB Act places restrictions on the activities of certain savings and loan holding companies. More specifically, unitary savings and loan holding companies in existence on May 4, 1999, or which became unitary savings and loan holding companies pursuant to an application filed with the OTS before May 4, 1999, are unaffected by the activities restrictions contained in the GLB Act as long as such savings and loan holding companies continue to meet the definition of a unitary savings and loan holding company. See "--Holding Company Activities." All other savings and loan holding companies ("Restricted Holding Companies") are permitted to engage only in certain financially-related activities including, but not limited to, activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended, and activities permitted for financial holding companies as defined under the GLB Act. The Company has been a unitary savings and loan holding company since its acquisition of the Bank on April 1, 1998.

   In addition to imposing the foregoing activities restrictions on Restricted Holding Companies, the GLB Act also prohibits a company from acquiring control, after May 4, 1999, of a savings association, such as the Bank, unless such company engages only in activities that are permitted for Restricted Holding Companies.

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

Item 2. Properties

   The Company currently offers a broad range of banking services through a total of 55 branch banks and 10 loan production offices located in central and northwestern Arkansas, Oklahoma, and Alabama as follows:

                                                                No. of   Square
      Market Area                                              Locations Footage
      -----------                                              --------- -------
   Ft. Smith/Van Buren MSA....................................      9    135,430
   Little Rock MSA............................................     19    126,736
   North and Central Arkansas.................................     14     54,624
   Oklahoma...................................................     12     54,551
   Fayetteville/Springdale MSA................................      4     10,831
   Tulsa MSA..................................................      3      8,549
   Alabama....................................................      4      5,620

   The Company owns 40 offices and leases the remaining 25 locations. The leases have a range of terms and renewal options. Two of these facilities are multi-story, multi-tenant offices. The Superior Tower located in Ft. Smith consists of 95,000 square feet and is 75% occupied by the Company. The other facility located in downtown Little Rock contains 45,000 square feet and is 53% occupied by the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

   The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SUFI". As of March 15, 2001, the Company had outstanding 9,050,921 shares of Common Stock, with 1,183 shareholders of record. Prior to February 4, 1999, there was no established Trading market for the Common Stock. On February 4, 1999, the Common Stock began trading on the NASDAQ bulletin board. On November 11, 1999, the Common Stock began trading on the NASDAQ National Market System.

   The following table indicates the high and low bid prices for the Common Stock for each quarter of 2000 and 1999. During the time that the Common Stock was traded in the over-the-counter market, such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company paid no dividends on the Common Stock in 1998, 1999 or 2000.

                                                                  Bid Price of
   2000                                                           Common Stock
   ----                                                          ---------------
                                                                  High     Low
                                                                 ------- -------
   1st Quarter.................................................. $11.750 $ 7.937
   2nd Quarter..................................................  10.625   8.937
   3rd Quarter..................................................  11.250  10.062
   4th Quarter..................................................  12.812  10.750

                                                                  Bid Price of
   1999                                                           Common Stock
   ----                                                          ---------------
                                                                  High     Low
                                                                 ------- -------
   1st Quarter.................................................. $11.250 $ 9.375
   2nd Quarter..................................................  11.000   9.500
   3rd Quarter..................................................  13.000  10.500
   4th Quarter..................................................  12.500  10.500

Item 6. Selected Financial Data

                             FINANCIAL INFORMATION
                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                              Superior Federal Bank,
                           Superior Financial Corp.                 F.S.B.(2)
                         -------------------------------  -------------------------------
                            Year Ended December 31           Year Ended December 31
                         -------------------------------  -------------------------------
                           2000       1999      1998(1)     1998       1997       1996
                         ---------  ---------  ---------  ---------  ---------  ---------
                                 (Dollars in thousands except ratio amounts)
Income statement data:
 Net interest income.... $  41,620  $  41,263  $  24,282  $  38,899  $  38,305  $  36,676
 Provision for loan
  losses................     2,300      2,270      1,021      8,786      2,155      1,125
                         ---------  ---------  ---------  ---------  ---------  ---------
 Net interest income
  after provision for
  loan losses...........    39,320     38,993     23,261     30,113     36,150     35,551
 Noninterest income.....    31,028     26,926     18,712     24,228     23,280     23,370
 Noninterest expense....    52,004     48,086     31,053     41,679     39,316     46,362
                         ---------  ---------  ---------  ---------  ---------  ---------
 Income before taxes....    18,344     17,833     10,920     12,662     20,114     12,559
 Net income.............    12,315     11,386      6,675      6,409     10,922      7,634
Balance sheet data at
 December 31:
 Total assets........... 1,661,465  1,591,945  1,378,716  1,368,171  1,256,153  1,206,235
 Investments............   363,008    354,915    364,061    358,877    382,211    449,006
 Loans.................. 1,068,943  1,004,961    818,371    818,371    697,869    674,861
 Allowance for loan
  losses................    12,086     11,346     10,472     10,472      4,660      5,058
 Deposits............... 1,078,508    977,936    967,743    971,590    982,442    990,203
 Total stockholders'
  equity................   111,317    105,586    101,812    168,968    161,832     84,521
Average balance sheet
 data:
 Total assets........... 1,615,841  1,516,603  1,292,196  1,287,756  1,291,295  1,252,641
 Investments............   360,681    357,318    334,321    339,384    410,876    480,728
 Loans.................. 1,024,549    971,640    711,798    706,700    684,379    652,172
 Allowance for loan
  losses................    11,874     11,041     10,465      9,055      4,886      5,003
 Deposits............... 1,037,496    978,503    981,987    991,311    995,237  1,041,920
 Total stockholders'
  equity................   111,714    106,309     88,410    167,296    156,432     85,556
Performance Ratios:
 Return on average
  assets................       .76%       .75%       .69%       .50%       .85%       .61%
 Return on average
  common equity.........     11.02      10.71      10.05       3.83       6.98       8.92
 Net interest margin....      2.92       3.06       2.83       3.42       3.44       3.15
 Efficiency ratio.......     66.92      70.32      72.25      66.34      63.84      77.21
Asset Quality Ratios:
 Nonperforming assets to
  total loans and other
  real estate...........       .49        .24        .48        .48        .82        .79
 Net charge-offs to
  average loans.........       .15        .15        .20        .42        .37        .15
 Allowance for loan
  losses to total
  loans.................      1.13       1.13       1.27       1.27        .67        .75
 Allowance for loan
  losses to
  nonperforming loans...       269        579        313        313         91        107
Capital Ratios:
 Tangible capital
  ratio.................      3.35       3.16       2.85       7.99       7.40       6.66
 Average stockholders'
  equity to average
  total assets..........      6.80       7.00       6.84      12.99      12.11       6.83
 Core capital ratio.....      3.35       3.16       2.85       7.99       7.40       6.60
 Risk-based capital
  ratio.................      6.46       6.19       5.50      16.70      15.69      15.06

--------
(1) Superior Financial Corp. (the "Company") was organized on November 12, 1997 for the purpose of acquiring Superior Federal Bank, S.F.B. (the "Bank"). The Company had no operations in 1997 other than the costs associated with the private placement offering. The results of operations of the Bank were consolidated with those of the Company from April 1, 1998, the date of the acquisition.
(2) The results of operations of the Bank are presented for the years ended December 31, 1998, 1997, and 1996 as the Company was not organized until 1997 and had no significant operations until the Bank was acquired on April 1, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Superior Financial Corp. (the "Company") is a unitary thrift holding company offering full service banking primarily in Arkansas and Oklahoma. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company completed a private placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering. The Bank is a federally chartered savings association. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets and statements of operations. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information contained in this Annual Report.

   The Company's primary asset is its investment in 100% of the common stock of the Bank and the Company's operations are funded primarily from the operations of the Bank. The Bank's operating subsidiaries include Superior Finance Company ("Superior Finance"), a consumer finance company, Superior Financial Services, Inc., a discount brokerage, investment advisory and insurance company, and SREH, Inc., a real estate investment trust holding company.

   In November 2000, Superior Finance completed the acquisition of four consumer finance offices in north Alabama for approximately $125,000 in cash from Southern Financial, Inc., a Nashville, Tennessee based finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

For the years ended December 31, 2000, 1999, and 1998

Results of Operations

   Net income for the year ended December 31, 2000 was $12.3 million, an increase of $.9 million from $11.4 million in 1999. The primary reason for this increase was an increase in noninterest income which offset increased noninterest expense. Net interest income, or the difference between interest income and interest expense, and the provision for loan losses for 2000 remained relatively unchanged compared to 1999 with an increase of $.3 million, or .87% in net interest income, and an increase of $30 thousand, or 1.32% in the provision for loan losses. Net income per share--basic and diluted for the year ended December 31, 2000 was $1.30, a 15.0% increase over basic and diluted earnings per share of $1.13 for the year ended December 31, 1999. The increase in net income per share--basic and diluted, is due to the increase in net income for 2000 and a decrease of 598,000 and 615,000 average outstanding common shares basic and diluted, respectively, due to the Company's stock repurchase programs. Return on average assets was .76% and return on average common equity was 11.02% for the year ended December 31, 2000 compared to .75% and 10.71%, respectively, for the same time period in 1999. For the year ended December 31, 1998, net income was $6.7 million or $.88 per share--basic and diluted. Returns on average assets and common equity were .69% and 10.05%, respectively.

   Total assets increased $69.5 million to $1.661 billion at December 31, 2000 from $1.592 billion at December 31, 1999. Increased loans outstanding were the principal contributor to this increase in total assets as loans increased to $1.069 billion at December 31, 2000 compared to $1.005 billion at December 31, 1999, an increase of $64 million or 6.4%. Deposits increased $100.6 million to $1.079 billion at December 31, 2000 from $978 million at December 31, 1999. At December 31, 1998, total assets were $1.379 billion, loans were $818 million, and deposits were $968 million.

   The table below presents the following:

(A) Historical results of Superior Financial Corp. for the year ended December 31, 2000 and 1999.

(B) Historical results of Superior Financial Corp. for the year ended December 31, 1998, including the results of operations of Superior Federal Bank, F.S.B. from April 1, 1998, the date of the acquisition.

                                                       Superior Financial Corp.
                                                       ------------------------
                                                       Year Ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                         (A)      (A)     (B)
                                                        (Dollars in thousands)
Interest income....................................... $111,816 $99,776 $63,015
Interest expense......................................   70,196  58,513  38,733
                                                       -------- ------- -------
Net interest income...................................   41,620  41,263  24,282
Provision for loan losses.............................    2,300   2,270   1,021
                                                       -------- ------- -------
Net interest income after provision...................   39,320  38,993  23,261
Noninterest income....................................   31,028  26,926  18,712
Noninterest expense...................................   52,004  48,086  31,053
                                                       -------- ------- -------
Income before income taxes............................   18,344  17,833  10,920
Income tax expense....................................    6,029   6,447   4,245
                                                       -------- ------- -------
Net income............................................ $ 12,315 $11,386 $ 6,675
                                                       ======== ======= =======

   The following discussion compares the results of operations for the Company for the years ended December 31, 2000, 1999, and 1998 unless otherwise indicated. Any tables with data from 1997 or prior years represent amounts of the Bank prior to being acquired by the Company.

Net Interest Income

   Net interest income represents the amount by which interest income on interest-earning assets, including investments and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

   Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets and the amount of noninterest bearing liabilities supporting earning assets.

   Net interest income for the year ended December 31, 2000 was $41.6 million, an increase of $.3 million or .87% from the $41.3 million for the year ended December 31, 1999. The net interest margin was 2.92% and 3.06% for the year ended December 31, 2000 and 1999, respectively. For the Bank, the net interest margin was 3.37% and 3.53% for the year ended December 31, 2000 and 1999, respectively. The primary difference in the net interest margin for the Company and the Bank, is the note payable and Senior Notes of the Company which lower the net interest margin from that of the Bank. For the year ended December 31, 1998, net interest income was $24.3 million and the net interest margins for the Company and the Bank were 2.83% and 3.42%, respectively.

   The increase in net interest income for 2000 over 1999 was primarily the result of higher levels of earning assets offsetting the affects of higher rates paid on interest-bearing liabilities. Earning assets averaged $1.472 billion for 2000 compared to $1.375 billion for 1999, an increase of $97 million or 7.1%. The Bank's rate paid on interest-bearing liabilities increased to 4.74% in 2000 from 4.16% in 1999, an increase of .58% due to the higher borrowing and deposit costs due to increases in market interest rates by the Federal Reserve's Open

Market Committee and introduction of the Bank's new "Treasury Checking" product. The yield on assets did not increase as quickly as the rate paid on liabilities. The Bank's yield on earning assets for 2000 was 7.67% compared to 7.30% in 1999, an increase of .37%. The yield on earning assets for the year ended 1998 and the rate paid on interest-bearing liabilities were 7.35% and 4.33%, respectively.

   The following table presents the Bank's total dollar amount of average balances, interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, expressed both in tax-equivalent dollars and rates. Nonaccruing loans have been included in the table as loans carrying a zero yield. Assets and liabilities of the Company have been excluded.

                                                        Year Ended December 31,
                          -----------------------------------------------------------------------------------
                                     2000                        1999                        1998
                          --------------------------- --------------------------- ---------------------------
                            Average   Interest  Avg.    Average   Interest  Avg.    Average   Interest  Avg.
                          Outstanding Earned/  Yield/ Outstanding Earned/  Yield/ Outstanding Earned/  Yield/
                            Balance     Paid    Rate    Balance     Paid    Rate    Balance     Paid    Rate
                          ----------- -------- ------ ----------- -------- ------ ----------- -------- ------
                                                        (Dollars in thousands)
Assets
Interest-earning assets:
Loans...................  $1,062,358  $ 85,465  8.04% $  971,602  $75,388   7.79% $  706,700  $56,536   8.00%
Investments.............     378,405    25,057  6.62     375,112   23,199   6.20     339,384   21,487   6.33
Other earning assets....      25,363     1,974  7.78      22,580    1,227   5.41      92,815    5,638   6.07
                          ----------  --------        ----------  -------         ----------  -------
Total interest-earning
 assets.................   1,466,126   112,496  7.67   1,369,294   99,814   7.30   1,138,899   83,661   7.35
Less allowance for loan
 losses.................      11,874                      11,041                       9,055
                          ----------                  ----------                  ----------
Total earning assets,
 net of allowance.......   1,454,252                   1,358,253                   1,129,844
Nonearning assets.......     152,127                     146,623                     157,912
                          ----------                  ----------                  ----------
Total assets............  $1,606,379                  $1,504,876                  $1,287,756
                          ==========                  ==========                  ==========
Liabilities and
 stockholder's equity
Interest-bearing
 liabilities:
Interest-bearing demand
 deposits...............   $ 265,509  $  7,493  2.82%  $ 205,444  $ 3,552   1.73%  $ 197,182  $ 3,787   1.92%
Savings and money market
 accounts...............     138,524     3,311  2.39     171,752    4,290   2.50     164,012    4,573   2.79
Certificates of
 deposit................     547,755    30,628  5.59     522,262   26,128   5.01     556,699   29,551   5.31
Borrowed funds..........     387,992    22,047  5.68     344,682   17,953   5.14     114,463    6,795   5.94
                          ----------  --------        ----------  -------         ----------  -------
Total interest-bearing
 liabilities............   1,339,780    63,479  4.74   1,244,140   51,923   4.16   1,032,356   44,706   4.33
Noninterest-bearing
 liabilities:
Noninterest-bearing
 demand deposits........      88,655                      80,578                      70,962
Other liabilities.......      14,331                      13,880                      17,143
                          ----------                  ----------                  ----------
Total liabilities.......   1,442,766                   1,338,598                   1,120,461
Stockholder's equity....     163,613                     166,278                     167,295
                          ----------                  ----------                  ----------
Total liabilities and
 stockholder's equity...  $1,606,379                  $1,504,876                  $1,287,756
                          ==========                  ==========                  ==========
Net interest income.....              $ 49,017                    $47,891                     $38,955
                                      ========                    =======                     =======
Net interest spread.....                        2.93%                       3.14%                       3.02%
                                                ====                        ====                        ====
Net interest margin.....                        3.37%                       3.53%                       3.42%
                                                ====                        ====                        ====

   The following table presents the dollar amount of changes in tax-equivalent interest income and interest expense for the major components of the Bank's interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated. Changes not solely due to volume or rate changes are allocated to rate.

                                       Year Ended December 31,
                            ---------------------------------------------------
                               2000 versus 1999          1999 versus 1998
                            ------------------------  -------------------------
                               Increase                  Increase
                              (decrease)                (decrease)
                            ---------------           ----------------
                            Volume   Rate     Total   Volume    Rate     Total
                            ------  -------  -------  -------  -------  -------
                                        (Dollars in thousands)
Interest-earning assets:
 Loans....................  $7,070  $ 3,007  $10,077  $20,503  $(1,651) $18,852
 Investments..............     204    1,654    1,858    2,204     (492)   1,712
 Other earning assets.....     151      596      747   (3,800)    (611)  (4,411)
                            ------  -------  -------  -------  -------  -------
 Total increase (decrease)
  in interest income......   7,425    5,257   12,682   18,907   (2,754)  16,153

Interest-bearing
 liabilities:
 Interest-bearing demand
  deposits................   1,038    2,903    3,941      159     (394)    (235)
 Savings and money market
  accounts................    (830)    (149)    (979)     216     (499)    (283)
 Certificates of deposit..   1,277    3,223    4,500   (1,832)  (1,591)  (3,423)
 Borrowed funds...........   2,226    1,868    4,094   13,663   (2,505)  11,158
                            ------  -------  -------  -------  -------  -------
 Total increase (decrease)
  in interest expense.....   3,711    7,845   11,556   12,206   (4,989)   7,217
                            ------  -------  -------  -------  -------  -------
Increase (decrease) in net
 interest income..........  $3,714  $(2,588) $ 1,126  $ 6,701  $ 2,235  $ 8,936
                            ======  =======  =======  =======  =======  =======

Noninterest Income

   Noninterest income for the year ended December 31, 2000 was $31.0 million, an increase of $4.1 million, or 15.2%, over the same period in 1999. For the year ended December 31, 1998, noninterest income was $18.7 million.

   The following table presents for the periods indicated the major components of noninterest income:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Service charges on deposit accounts................. $25,666 $22,062 $15,229
   Mortgage operations, net............................   2,663   2,428   1,875
   Other noninterest income............................   2,699   2,436   1,608
                                                        ------- ------- -------
    Total noninterest income........................... $31,028 $26,926 $18,712
                                                        ======= ======= =======

   Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Service charges were $25.7 million for the year ended December 31, 2000, compared to $22.1 million for the year ended December 31, 1999, an increase of $3.6 million, or 16.3%, and $15.2 million for the year ended December 31, 1998. The increase in the number of transaction accounts and the related service fee generation is the primary reason for the growth in service charges and is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates. As demonstrated by the trend from 1998 through 2000, management believes growth will continue as the number of transaction accounts increase and the rate charged per item is increased.

Noninterest Expense

   For the year ended December 31, 2000, noninterest expense totaled $52.0 million, an increase of $3.9 million, or 8.1%, from $48.1 million in 1999. The efficiency ratio, which is noninterest expense, excluding goodwill amortization, divided by the sum of noninterest income excluding securities transactions plus net interest income, for the year ended December 31, 2000, was 66.92%, compared to 70.32% in 1999. For the year ended December 31, 1998, noninterest expense was $31.1 million and the efficiency ratio was 72.25%.

   Salary and benefit expense for the year ended December 31, 2000 was $24.6 million, an increase of $3.1 million, or 14.5%, from $21.5 million for the year ended December 31, 1999. The increases during 2000 were due primarily to the hiring of additional personnel required to accommodate loan growth, expanded products and services, and additional branch offices.

   Occupancy expense for the year ended December 31, 2000 was $3.6 million, an increase of $.5 million, or 17.3%, from $3.1 million for the year ended December 31, 1999. This increase was due to the opening of four new retail banking branches and two new finance company offices. Major categories included in occupancy expense are building lease expense, depreciation expense, and maintenance expense.

Income Taxes

   Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the applicable franchise taxes. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2000, income tax expense was $6.0 million, a decrease of $.4 million or 6.5% from $6.4 million for the year ended December 31, 1999 due to higher levels of tax exempt income. The effective tax rate for 2000 was 32.9% compared to 36.1% in 1999, due primarily to increased income exempt from federal and state income taxes. For the year ended December 31, 1998, income tax expense was $4.2 million and the effective tax rate was 38.9%.

Impact of Inflation

   The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Financial Condition-Interest Rate Sensitivity and Liquidity" below.

Financial Condition

 Loan Portfolio

   Loans were $1.069 billion at December 31, 2000, an increase of $64 million, or 6.4%, from $1.005 billion at December 31, 1999. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals. Additionally, financial institution mergers in the primary markets that the Bank services have provided opportunities to attract under-serviced customers.

   The following table summarizes the loan portfolio by loan type:

                                                               December 31,
                         ----------------------------------------------------------------------------------------
                                2000               1999              1998             1997             1996
                         ------------------ ------------------ ---------------- ---------------- ----------------
                           Amount   Percent   Amount   Percent  Amount  Percent  Amount  Percent  Amount  Percent
                         ---------- ------- ---------- ------- -------- ------- -------- ------- -------- -------
                                                          (Dollars in thousands)
Commercial.............. $   41,920    3.9% $   24,166    2.4% $ 10,800    1.3% $  4,403    0.6% $  2,704    0.4%
Consumer:
 Direct.................    163,956   15.4     127,056   12.7    99,704   12.2    75,269   10.8    70,179   10.4
 Indirect...............    188,416   17.6     196,988   19.6   174,316   21.3   156,072   22.4   145,059   21.5
Real Estate:
 Construction and land
  development...........     56,876    5.3      36,395    3.6    15,920    1.9    12,734    1.8    13,304    2.0
 1-4 family
  residential...........    468,144   43.8     520,871   51.8   477,062   58.3   409,135   58.6   416,668   61.7
 Commercial owner
  occupied..............    149,631   14.0      99,485    9.9    40,569    5.0    40,257    5.8    26,947    4.0
                         ----------  -----  ----------  -----  --------  -----  --------  -----  --------  -----
                         $1,068,943  100.0% $1,004,961  100.0% $818,371  100.0% $697,870  100.0% $674,861  100.0%
                         ==========  =====  ==========  =====  ========  =====  ========  =====  ========  =====

   The primary lending focus of the Company is on small and medium sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short-to-medium-term commercial loans, both secured and unsecured, is made available to business for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment. The purpose of a particular loan determines its structure.

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

   A substantial portion of the Company's real estate loans consists of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products, which generally are amortized over 3 to 30 years. Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan.

   Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (secured and unsecured) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan.

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

Maturity and Interest Rate Sensitivity of Loans

   The following table reflects commercial and construction loans by remaining maturity and by predetermined or variable rate:

                                                At December 31, 2000, maturing
                                                              in:
                                                -------------------------------
                                                        Over One
                                                  One   Through   Over
                                                Year or   Five    Five
                                                 Less    Years   Years   Total
                                                ------- -------- ------ -------
                                                    (Dollars in thousands)
Commercial..................................... $19,589 $15,321  $7,010 $41,920
Real estate-construction.......................  56,876     --      --   56,876
                                                ------- -------  ------ -------
 Total......................................... $76,465 $15,321  $7,010 $98,796
                                                ======= =======  ====== =======
Predetermined rates............................ $67,725 $ 8,230  $6,308 $82,263
Variable rates.................................   8,740   7,091     702  16,533

 Nonperforming Assets

   The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at December 31, 2000 were $5.3 million, compared with $2.4 million at December 31, 1999. The increase was primarily the result of three commercial real estate and construction relationships. This resulted in a ratio of nonperforming assets to loans plus other real estate of .49%, and .24% as of year-end 2000 and 1999, respectively.

   The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  December 31,
                                       --------------------------------------
                                        2000    1999    1998    1997    1996
                                       ------  ------  ------  ------  ------
                                             (Dollars in thousands)
Nonaccrual loans...................... $4,495  $1,959  $3,348  $5,098  $4,715
Other real estate and foreclosed
 property.............................    779     437     594     662     600
                                       ------  ------  ------  ------  ------
 Total nonperforming assets........... $5,274  $2,396  $3,942  $5,760  $5,315
                                       ======  ======  ======  ======  ======
Nonperforming assets to total loans
 and other real estate................    .49%    .24%    .48%    .82%    .79%
                                       ======  ======  ======  ======  ======

   The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to bank management and directors. The Company also maintains a well developed monitoring process for credit extensions. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are done on a centralized basis. The Company also has procedures to bring rapid resolution of non-performing loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

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

   As of December 31, 2000, the Company had no non-government sponsored accruing loans that were contractually past due 90 days or more. However, the Company continues to accrue interest for government-sponsored loans such as FHA insurance and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of accruing loans past due 90 days or more was $16.0 million and $48.2 million as of December 31, 2000 and 1999, respectively. Of the 90 or more days past due and still accruing balances as of December 31, 2000, $11.3 million represent the remaining principal balance of $46 million of FHA insured and VA guaranteed mortgages purchased by the Bank in June, 1999. The contract called for the Bank to receive a pass through net yield of 7.13% and the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA. The servicing of these loans has been terminated upon the default of the servicer, which subsequently filed for bankruptcy. Management believes that the remaining principal balance and interest on these loans will be collected with no material adverse impact to the Bank.

   The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

 Allowance for Loan Losses

   The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                          Years Ended December 31,
                                    -----------------------------------------
                                     2000     1999     1998     1997    1996
                                    -------  -------  -------  ------  ------
                                           (Dollars in thousands)
Allowance for loan losses at
 January 1......................... $11,346  $10,472  $ 4,660  $5,058  $4,930
Provision for loan losses..........   2,300    2,270    8,786   2,115   1,125
Charge-offs:
 Commercial........................    (316)    (107)     --      --      --
 Real estate-construction..........     (74)     --       (43)    --      --
 Real estate-mortgage..............     (81)    (104)     --      --      --
 Consumer..........................  (2,624)  (2,684)  (4,308) (2,969) (1,322)
                                    -------  -------  -------  ------  ------
  Total charge-offs................  (3,095)  (2,895)  (4,351) (2,969) (1,322)
Recoveries:
 Commercial........................      54       27      --      --      --
 Real estate-construction..........       2      --        58     --      --
 Real estate-mortgage..............       9       52      --      --      --
 Consumer..........................   1,470    1,420    1,319     456     325
                                    -------  -------  -------  ------  ------
  Total recoveries.................   1,535    1,499    1,377     456     325
                                    -------  -------  -------  ------  ------
Net charge-offs....................  (1,560)  (1,396)  (2,974) (2,513)   (997)
                                    -------  -------  -------  ------  ------
Allowance for loan losses at
 December 31....................... $12,086  $11,346  $10,472  $4,660  $5,058
                                    =======  =======  =======  ======  ======
Allowance to period-end loans......    1.13%    1.13%    1.27%   0.67%   0.75%
Net charge-offs to average loans...    0.15     0.15     0.20    0.37    0.15
Allowance to period-end
 nonperforming loans...............     269      579      313      91     107

   The Company continuously monitors its underwriting procedures in an attempt to maintain loan quality. Additionally, the Company is executing a strategy of achieving more balance between the amount of commercial, mortgage, and consumer loans outstanding. This strategy has resulted in growth of commercial, construction, commercial real estate, and consumer loans while maintaining a fairly stable level of mortgage loans.

   Automobile loans are the largest component of consumer loans which are summarized below:

                                             Direct      Indirect      Total
                                           ----------- ------------ ------------
   1996................................... $22,038,000 $145,059,000 $167,097,000
   1997...................................  27,321,000  156,072,000  183,393,000
   1998...................................  25,308,000  174,316,000  199,624,000
   1999...................................  39,875,000  196,988,000  236,863,000
   2000...................................  50,500,000  188,416,000  238,916,000

   The provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio utilizing both objective and subjective criteria. The objective criteria utilized by the Company to assess the adequacy of its allowance for loan losses and required additions to such reserve are (1) an internal grading system, (2) a peer group analysis, and (3) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses increased to $12.1 million at December 31, 2000, or 1.13% of total loans, compared with $11.3 million, or 1.13% of total loans, at December 31, 1999. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

   The Company uses an internal credit grading system in determining the adequacy of the allowance for loan losses. This analysis assigns grades to all loans except owner-occupied 1-4 family residential loans and consumer loans. Graded loans are assigned to one of nine risk reserve allocation percentage. The loan grade for each individual loan is determined by the loan officer at the time it is made and changed from time to time to reflect an ongoing assessment of loan risk. Loan grades are reviewed on specific loans from time to time by senior management and as part of the Company's internal loan review process. Owner-occupied 1-4 family residential and consumer loans are assigned a reserve allocation percentage based on past due status and the level of cumulative net charge-offs for the five preceding calendar years.

   The sum of all reserve amounts determined by this methodology is utilized by management as the primary indicator of the appropriate reserve level. The unallocated reserve generally serves to compensate for the uncertainty in estimating loan losses, including the possibility of changing risk ratings or specific reserve allocations.

   The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied 1-4 family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (1) for non-farm/non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (2) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan to value ratios; (3) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors.

   Management reviews the allowance on a quarterly basis to determine whether the amount of regular monthly provision should be increased or decreased or whether additional provisions should be made to the allowance. The allowance is determined by management's assessment and grading of individual loans in the case of loans other than owner-occupied 1-4 family residential and consumer loans and specific reserves made for other categories of loans. The total allowance amount is available to absorb losses across the Company's entire portfolio.

   The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                         Percent of Percent of
                                                         Allowance    Loans
                                                          to Total   to Total
                                                 Amount  Allowance    Loans
                                                 ------- ---------- ----------
                                                     (Dollars in thousands)
December 31, 2000
Balance of allowance for loan losses applicable
 to:
 Commercial..................................... $   314      3%        3.9%
 Real estate:
  Construction and land development.............   1,677     14         5.3
  1-4 family residential........................   1,615     13        43.8
  Commercial owner occupied.....................   1,646     14        14.0
 Consumer.......................................   4,388     36        33.0
 Unallocated....................................   2,446     20         --
                                                 -------    ---       -----
 Total allowance for loan losses................ $12,086    100%      100.0%
                                                 =======    ===       =====
December 31, 1999
Balance of allowance for loan losses applicable
 to:
 Commercial..................................... $   299      3%        2.4%
 Real estate:
  Construction and land development.............     618      6         3.6
  1-4 family residential........................   1,575     14        51.8
  Commercial owner occupied.....................   1,059      9         9.9
 Consumer.......................................   4,618     40        32.3
 Unallocated....................................   3,177     28         --
                                                 -------    ---       -----
Total allowance for loan losses................. $11,346    100%      100.0%
                                                 =======    ===       =====
December 31, 1998
Balance of allowance for loan losses applicable
 to:
 Commercial..................................... $   165      2%        1.3%
 Real estate:
  Construction and land development.............     --     --          1.9
  1-4 family residential........................   1,466     14        58.3
  Commercial owner occupied.....................     638      6         5.0
 Consumer.......................................   6,527     62        33.5
 Unallocated....................................   1,676     16         --
                                                 -------    ---       -----
Total allowance for loan losses................. $10,472    100%      100.0%
                                                 =======    ===       =====

                                                         Percent of Percent of
                                                         Allowance    Loans
                                                          to Total   to Total
                                                  Amount Allowance    Loans
                                                  ------ ---------- ----------
                                                     (Dollars in thousands)
December 31, 1997
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $  --     -- %        0.6%
 Real estate:
  Construction and land development..............    --     --          1.8
  1-4 family residential.........................    694     15        58.6
  Commercial owner occupied......................    319      7         5.8
 Consumer........................................  3,603     77        33.2
 Unallocated.....................................     44      1          --
                                                  ------    ---       -----
Total allowance for loan losses.................. $4,660    100%      100.0%
                                                  ======    ===       =====
December 31, 1996
Balance of allowance for loan losses applicable
 to:
 Commercial...................................... $  --     -- %        0.4%
 Real estate:
  Construction and land development..............    --     --          2.0
  1-4 family residential.........................    678     13        61.7
  Commercial owner occupied......................    557     11         4.0
 Consumer........................................  3,641     72        31.9
 Unallocated.....................................    182      4         --
                                                  ------    ---       -----
Total allowance for loan losses.................. $5,058    100%      100.0%
                                                  ======    ===       =====

   The principal area of risk continues to be in the indirect consumer loan portfolio, as this category has experienced the highest level of charge-offs during the past five years. Charge-offs for the years 1996-2000 have primarily been in the indirect consumer loan portfolio.

 Investments

   The Company's investment portfolio is the second largest component of earning assets. It provides a significant source of revenue for the Company and acts as a source of funding should the Company experience unanticipated deposit withdrawals or loan demand. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available for sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. All investments held by the Company as of December 31, 2000, 1999 and 1998 are classified as available for sale.

   The following table presents the amortized cost and estimated market values for investment securities as of the dates shown.

                                    December 31, 2000                        December 31, 1999
                         ---------------------------------------- ----------------------------------------
                                                        Estimated                                Estimated
                                  Unrealized Unrealized   Fair             Unrealized Unrealized   Fair
                           Cost     Gains      Losses     Value     Cost     Gains      Losses     Value
                         -------- ---------- ---------- --------- -------- ---------- ---------- ---------
                                                      (Dollars in thousands)
Mortgage-backed
 securities............. $176,401   $  --     $(1,591)  $174,810  $180,394    $12      $(3,305)  $177,101
CMOs....................   87,729      --      (1,744)    85,985    96,074     --       (3,078)    92,996
Corporate securities....   45,813      --      (1,807)    44,006    45,652     --       (1,831)    43,821
Agency notes/bonds......   32,001      388        --      32,389    32,165     --         (488)    31,677
Municipal securities....   25,337      481        --      25,818    10,087     --         (767)     9,320
                         --------   ------    -------   --------  --------    ---      -------   --------
Total investments....... $367,281   $  869    $(5,142)  $363,008  $364,372    $12      $(9,469)  $354,915
                         ========   ======    =======   ========  ========    ===      =======   ========
                                    December 31, 1998
                         ----------------------------------------
                                                        Estimated
                                  Unrealized Unrealized   Fair
                           Cost     Gains      Losses     Value
                         -------- ---------- ---------- ---------
                                  (Dollars in thousands)
Mortgage-backed
 securities............. $296,895   $1,814    $(1,350)  $297,359
CMOs....................   59,130       56        (47)    59,139
Corporate securities....    7,563      --         --       7,563
Agency notes/bonds......      --       --         --         --
Municipal securities....      --       --         --         --
                         --------   ------    -------   --------
Total investments....... $363,588   $1,870    $(1,397)  $364,061
                         ========   ======    =======   ========

   At December 31, 2000, investments totaled $363.0 million, an increase of $8.1 million, or 2.3%, from December 31, 1999. This increase was due to a decrease in unrealized holding losses on available for sale securities of approximately $5.1 million and purchases of municipal securities. The weighted average yield on investments was 6.62% in 2000, 6.20% in 1999, and 6.33% in 1998. During 2000, the Company purchased $15.9 million of federal tax-exempt municipal bonds. With the anticipated growth in deposits and loans, management believes the securities portfolio will remain at approximately the December 31, 2000 level.

   The Company did not hold any securities classified as trading securities during 2000, 1999 or 1998.

   The Company has no mortgage-backed securities that have been issued by non-agency entities.

   At December 31, 2000, 70% of investments available for sale held by the Company had final maturities of more than 10 years. At December 31, 2000, approximately $80.8 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase, but benefit less than fixed rate securities in value changes during a time of declining interest rates.

   The following table summarizes the amortized cost, by contractual maturity, of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average tax-equivalent yields. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         December 31, 2000
                         ---------------------------------------------------------------------------------------
                                           After One Year   After Five Years
                                             but within        but within
                         Within One Year     Five Years        Ten Years        After Ten Years       Total
                         ----------------  ---------------  ------------------  ----------------- --------------
                          Amount   Yield    Amount  Yield    Amount    Yield     Amount   Yield    Amount  Yield
                         -------- -------  -------- ------  ---------- -------  --------- ------- -------- -----
                                                      (Dollars in thousands)
Mortgage-backed
 securities............. $    --     -- %  $     31  6.37%  $   50,491   6.37%  $ 125,879  6.56%  $176,401 6.51%
CMOs....................      --     --         --    --           --     --       87,729  6.36     87,729 6.36
Corporate securities....      --     --       4,311  6.82       30,809   7.12      10,693  7.35     45,813 7.14
Agency notes/bonds......    5,202   5.75    231,923  7.42       24,876   6.89         --    --      32,001 6.74
Municipal Securities....      --     --         190  8.64          810   8.29      24,337  8.32     25,337 8.32
                         -------- ------   -------- -----   ---------- ------   --------- -----   -------- ----
Total investments
 available for sale..... $  5,202   5.75%  $  6,455  7.05%  $  106,986   6.72%  $ 248,638  6.69%  $367,281 6.69%
Federal Home Loan Bank
 stock..................      --     --         --    --           --     --       23,713  6.50     23,713 6.50
Interest-bearing
 deposits...............      686   5.95        --    --           --     --          --    --         686 5.95
                         -------- ------   -------- -----   ---------- ------   --------- -----   -------- ----
Total................... $  5,888   5.77%  $  6,455  7.05%  $  106,986   6.72%  $ 272,351  6.67%  $391,680 6.68%
                         ======== ======   ======== =====   ========== ======   ========= =====   ======== ====

 Deposits

   The Company's ratio of average demand deposits to average total deposits for years ended December 31, 2000, 1999, and 1998 were 34%, 29%, and 27%, respectively.

   Average total deposits during 2000 increased to $1.037 billion from $978.5 million in 1999, an increase of $59.0 million or 6.0%. Average noninterest-bearing deposits increased to $85.7 million in 2000 from $79.1 million in 1999 due to the increase in the number of deposit accounts. During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The total deposits for the sold branch were approximately $10.7 million. In the third quarter of 1998, the Company sold nine branches located in Arkansas and Oklahoma. Deposits for these branches totaled $84.5 million.

   The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999, and 1998 are presented below:

                                          Year Ended December 31,
                                ---------------------------------------------
                                     2000            1999           1998
                                ---------------  -------------  -------------
                                  Amount   Rate   Amount  Rate   Amount  Rate
                                ---------- ----  -------- ----  -------- ----
                                          (Dollars in thousands)
NOW accounts................... $  265,509 2.82% $205,444 1.73% $197,182 1.92%
Regular savings................     96,979 2.11   107,297 2.13   105,400 2.33
Money market...................     41,546 3.05    64,455 3.12    58,612 3.61
CDs............................    547,755 5.59   522,221 5.01   556,699 5.31
                                ----------       --------       --------
Total interest-bearing
 deposits......................    951,789 4.35   899,417 3.78   917,893 4.13
Noninterest-bearing deposits...     85,707         79,086         64,094
                                ----------       --------       --------
Total deposits................. $1,037,496       $978,503       $981,987
                                ==========       ========       ========

   The Company's strategy is focused on the growth of transaction accounts (checking and savings accounts) through the "Totally Free Checking" product. Additionally, the Company introduced a new product in late 1999, "Treasury Checking", an interest-bearing demand account which was designed to attract higher balance accounts. These transaction accounts have lower interest rates than certificates of deposit, which will tend to increase the Company's net interest margin, and generate service charge income. The Company continues to experience growth in the noninterest-bearing checking accounts and NOW accounts.

 Maturity Distribution of Time Deposits $100,000 and Over

                                                                    December 31,
                                                                        2000
                                                                    ------------
                                                                    Certificates
                                                                     of Deposit
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
      Three months or less.........................................   $49,133
      Over three months to six months..............................    11,541
      Over six months to year......................................    12,724
      Over year....................................................     8,961
                                                                      -------
      Total........................................................   $82,359
                                                                      =======

 Borrowings

   Other short-term borrowings, consisting of Federal Home Loan Bank Advances; Treasury, Tax and Loan deposits; and repurchase agreements, generally represent borrowings with maturities under one year. Information relating to these borrowings at December 31 is summarized as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands)
Other short-term borrowings:
 Average daily outstanding........................ $147,556  $126,474  $ 12,213
 Year-end.........................................  110,535   205,500    12,040
Maximum month-end balance during year.............  195,061   205,500   162,217
Interest rate:
 Average..........................................     6.06%     5.29%     3.83%
 Year-end.........................................     6.11%     5.78%     4.95%

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

   The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. At December 31, 2000, this ratio was a positive 7.3%. The Company estimates that a 100 basis point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

   Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
Consequently, as the interest rate environment has become more volatile, the Company's management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

   U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses gap analysis, net interest income simulation, and economic value equity modeling. The following table sets forth a gap interest rate sensitivity analysis for the Bank as of December 31, 2000. Assets and liabilities of the Company have been excluded.

                                    Period/Cumulative GAP Analysis
                          ----------------------------------------------------------
                                       91-180      181-360    After One
                          0-90 Days     Days        Days         Year       Total
                          ---------   ---------   ---------   ----------  ----------
                                        (Dollars in thousands)
Interest-earning assets:
 Money market funds.....  $     686   $     --    $     --    $      --   $      686
 Investments............     35,039      45,391      45,045      260,317     385,792
 Loans..................     63,697      96,531     165,542      768,026   1,093,796
                          ---------   ---------   ---------   ----------  ----------
  Total interest-earning
   assets...............  $  99,422   $ 141,922   $ 210,587   $1,028,343  $1,480,274
                          =========   =========   =========   ==========  ==========
Interest-bearing
 liabilities:
 Demand, money market
  and savings deposits..  $ 426,226   $     --    $     --    $      --   $  426,226
 Certificates of deposit
  and other time
  deposits..............    193,202     139,335     129,495      100,425     562,457
 Borrowings.............     92,423         --       18,000      273,112     383,535
                          ---------   ---------   ---------   ----------  ----------
  Total interest-bearing
   liabilities..........  $ 711,851   $ 139,335   $ 147,495   $  373,537  $1,372,218
                          =========   =========   =========   ==========  ==========
Period GAP..............  $(612,429)  $   2,587   $  63,092   $  654,806  $  108,506
Cumulative GAP..........   (612,429)   (609,842)   (546,750)     108,506
Period GAP to earning
 assets.................      (41.4)%        .2 %       4.3 %       44.2%        7.3%
Cumulative GAP to
 earning assets.........      (41.4)%     (41.2)%     (36.9)%        7.3%

   The GAP sensitivity analysis shows when balances may be repriced. Net interest income, however, is also affected by how much the interest rates change for each of the balances. For example, when national money market rates change, interest rates on the Company's savings accounts may not change as much as interest rates on its commercial loans. This is a limiting factor for the GAP analysis. Management does not believe the Note Payable and the Senior Notes used to finance the acquisition of the Bank have a significant impact on the Company's interest rate exposure. The Note Payable has a floating interest rate based upon LIBOR. The Senior Notes mature on April 1, 2003 and have a fixed interest rate. The combination of these two financing options minimize the impact of the interest rate changes of the risk profile of the Company.

   As of December 31, 2000, the Company's net interest income simulation model indicates that a parallel 100 basis point increase in interest rates along the yield curve would lower net interest income by up to 6% for the next 12 months, while a 100 basis point decrease would raise net interest income by up to 6%. The model includes balances, asset prepayment speeds, and the interest rate relationships among balances that management judges to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change the Company's market risk exposure. Among the interest rate relationships, there are caps and floors on the Bank's portfolio of adjustable rate mortgage loans and mortgage backed securities.

   The Company manages its interest rate risk through investment in appropriate fixed and variable rate assets, acquisition of non-rate sensitive core deposits, and adjustments in maturities of Federal Home Loan Bank advances. The Bank does not use off-balance sheet instruments.

   Short and intermediate term interest rates have declined substantially since year-end, while longer term interest rate have decreased moderately. Still, there is a slight inversion of the U.S. Treasury yield curve through two years, with a normal positive sloping curve thereafter. The Federal Reserve may further ease money market conditions in upcoming months to counteract softness in economic conditions. Additionally, yields on non-U.S Treasury securities all along the yield curve may have wider spreads relative to yields on U.S. Treasury securities than has generally been the case. This would be caused by the reduced supply of U.S. Treasury securities due to the federal government's continuing budget surplus.

 Capital Resources

   Stockholders' equity increased $5.7 million, or 5.1%, to $111.3 million at December 31, 2000 from $105.6 million at December 31, 1999. This increase was the result of the $12.3 million in net income for 2000, $3.4 million improvement in the net equity adjustment from the unrealized loss on available-for-sale investments, and a $10 million reduction for treasury stock purchased in 2000. The Company paid no dividends in 2000, 1999, or 1998.

   The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios to the minimum regulatory standards:

                                                       December 31, 2000
                                                --------------------------------
                                                                Well-Capitalized
                                                Bank   Minimum      Minimum
                                                Ratio  Required     Required
                                                -----  -------- ----------------
   Tangible capital ratio......................  7.27%   1.50%        5.00%
   Core capital ratio..........................  7.27%   4.00%        6.00%
   Risk-based capital ratio.................... 12.62%   8.00%       10.00%
                                                       December 31, 1999
                                                --------------------------------
                                                                Well-Capitalized
                                                Bank   Minimum      Minimum
                                                Ratio  Required     Required
                                                -----  -------- ----------------
   Tangible capital ratio......................  7.20%   1.50%        5.00%
   Core capital ratio..........................  7.20%   4.00%        6.00%
   Risk-based capital ratio.................... 12.59%   8.00%       10.00%

Year 2000

   The Company completed its Year 2000 Project as scheduled. The Company's computer and other systems with imbedded microchips have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its software and hardware vendors, major loan customers, correspondent banks or governmental agencies with which the company interacts have experienced material Year 2000 related problems.

   While the Company believes all of its critical systems are Year 2000 compliant, there can be no guarantee the Company has discovered all possible failure points including all of its systems, non-ready third parties whose systems and failures could impact the Company, or other uncertainties. Many experts believe that the risk of potential Year 2000 related failures continues beyond January 1, 2000 as certain sensitive target dates occur. As a result, the Company continues to monitor its own systems (including new systems brought into operation by the Company) and maintain contact with mission critical third parties as these target dates pass. Additionally, the Company will maintain its previously developed contingency plan for implementation in the event that mission critical third party systems fail to address remaining Year 2000 issues.

   The Company's aggregate expenses incurred with respect to its Year 2000 Project were less than $250,000, all of which have been expensed through December 31, 2000. A significant portion of these costs were represented by the redeployment of existing staff to the Year 2000 Project. No projects under consideration by the Company have been deferred because of Year 2000 efforts. The Company does not anticipate further material costs relating to the Year 2000 issue.

Recent Accounting Standards

   In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company will adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company does not anticipate the adoption of this statement to have a material impact on its operations or financial position.

   In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

               SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-COMPANY

                                         2000--Three Months Ended       Year
                                     --------------------------------  Ended
                                     Mar. 31 June 30 Sept. 30 Dec. 31 12/31/00
                                     ------- ------- -------- ------- --------
                                      (Dollars in thousands except per share
                                                     amounts)
Interest Income..................... $26,954 $27,712 $28,253  $28,897 $111,816
Interest Expense....................  16,190  17,138  18,231   18,637   70,196
                                     ------- ------- -------  ------- --------
Net interest income.................  10,764  10,574  10,022   10,260   41,620
Provision for loan losses...........     550     750     500      500    2,300
                                     ------- ------- -------  ------- --------
Net interest income after provision
 for loan losses....................  10,214   9,824   9,522    9,760   39,320
Noninterest income..................   6,853   7,964   7,961    8,250   31,028
Noninterest expense.................  12,447  13,107  12,962   13,488   52,004
                                     ------- ------- -------  ------- --------
Income before income taxes..........   4,620   4,681   4,521    4,522   18,344
Income taxes........................   1,548   1,569   1,465    1,447    6,029
                                     ------- ------- -------  ------- --------
Net income.......................... $ 3,072 $ 3,112 $ 3,056  $ 3,075 $ 12,315
                                     ======= ======= =======  ======= ========
Basic and diluted earnings per
 common share....................... $  0.31 $  0.32 $  0.33  $  0.34 $   1.30
                                     ======= ======= =======  ======= ========
Bid price per common share:
 Low................................ $  7.94 $  8.94 $ 10.06  $ 10.75 $  10.88
                                     ======= ======= =======  ======= ========
 High............................... $ 11.75 $ 10.63 $ 11.25  $ 12.81 $  12.81
                                     ======= ======= =======  ======= ========
                                         1999--Three Months Ended       Year
                                     --------------------------------  Ended
                                     Mar. 31 June 30 Sept. 30 Dec. 31 12/31/99
                                     ------- ------- -------- ------- --------
                                      (Dollars in thousands except per share
                                                     amounts)
Interest Income..................... $23,253 $24,474 $25,818  $26,231 $ 99,776
Interest Expense....................  13,404  14,192  15,183   15,734   58,513
                                     ------- ------- -------  ------- --------
Net interest income.................   9,849  10,282  10,635   10,497   41,263
Provision for loan losses...........     570     700     500      500    2,270
                                     ------- ------- -------  ------- --------
Net interest income after provision
 for loan losses....................   9,279   9,582  10,135    9,997   38,993
Noninterest income..................   6,118   6,923   6,774    7,111   26,926
Noninterest expense.................  11,300  12,051  12,376   12,359   48,086
                                     ------- ------- -------  ------- --------
Income before income taxes..........   4,097   4,454   4,533    4,749   17,833
Income taxes........................   1,582   1,724   1,534    1,607    6,447
                                     ------- ------- -------  ------- --------
Net income.......................... $ 2,515 $ 2,730 $ 2,999  $ 3,142 $ 11,386
                                     ======= ======= =======  ======= ========
Basic and diluted earnings per
 common share....................... $  0.25 $  0.27 $  0.30  $  0.31 $   1.13
                                     ======= ======= =======  ======= ========
Bid price per common share:
 Low................................ $  9.38 $  9.50 $ 10.50  $ 10.50 $   9.38
                                     ======= ======= =======  ======= ========
 High............................... $ 11.25 $ 11.00 $ 13.00  $ 12.50 $  13.00
                                     ======= ======= =======  ======= ========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 28 herein.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements and Other Financial Information

Superior Financial Corp.

Years ended December 31, 2000 and 1999 and 1998 with Report of Independent Auditors

                            SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2000, 1999, and 1998

                                    Contents

Report of Independent Auditors..............................................  32

Audited Consolidated Financial Statements

 Consolidated Balance Sheets................................................  33

 Consolidated Statements of Operations......................................  34

 Consolidated Statements of Changes in Stockholders' Equity.................  35

 Consolidated Statements of Cash Flows......................................  36

 Notes to Consolidated Financial Statements.................................  38

                        Report of Independent Auditors

The Board of Directors of
 Superior Financial Corp.

   We have audited the accompanying consolidated balance sheets of Superior Financial Corp. (the "Company") and its wholly owned subsidiary, Superior Federal Bank, F.S.B. (the "Bank") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Financial Corp. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

January 19, 2001

                            SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
Assets
Cash and cash equivalents................................ $   55,321 $   48,241
Loans available for sale.................................     27,226     51,406
Loans....................................................  1,068,943  1,004,961
Less: allowance for loan losses..........................     12,086     11,346
                                                          ---------- ----------
Loans, net...............................................  1,056,857    993,615
Investments available for sale, net......................    363,008    354,915
Accrued interest receivable..............................     17,515     15,530
Federal Home Loan Bank stock.............................     23,713     21,907
Premises and equipment, net..............................     35,407     32,507
Mortgage servicing rights, net...........................      6,630      4,310
Prepaid expenses and other assets........................     13,392      3,837
Goodwill, net............................................     59,653     62,851
Real estate acquired in settlement of loans, net.........        324        202
Deferred acquisition costs...............................      2,419      2,624
                                                          ---------- ----------
 Total assets............................................ $1,661,465 $1,591,945
                                                          ========== ==========
Liabilities and stockholders' equity
Liabilities:
 Deposits................................................ $1,078,508 $  977,936
 Federal Home Loan Bank borrowings.......................    330,000    424,000
 Other borrowed funds....................................     53,628        --
 Note payable............................................     11,500     13,000
 Senior notes............................................     60,000     60,000
 Custodial escrow balances...............................      8,114      7,420
 Other liabilities.......................................      8,398      4,003
                                                          ---------- ----------
Total liabilities........................................  1,550,148  1,486,359

Commitments and contingencies............................        --         --

Stockholders' equity:
 Preferred stock--$0.01 par value; 1 million and 10
  million shares authorized at December 31, 2000 and
  1999, respectively, none issued and outstanding......        --          --
 Common stock--$0.01 par value; 20 million shares
  authorized, 10,081,921 and 10,081,152 issued at
  December 31, 2000 and 1999, respectively.............        101         101
 Capital in excess of par value........................     94,764      94,755
 Retained earnings.....................................     30,356      18,041
 Accumulated other comprehensive loss..................     (2,777)     (6,147)
                                                        ----------  ----------
                                                           122,444     106,750
Treasury stock at cost--1,031,000 and 96,000 shares at
 December 31, 2000 and 1999, respectively..............    (11,127)     (1,164)
                                                        ----------  ----------
Total stockholders' equity.............................    111,317     105,586
                                                        ----------  ----------
 Total liabilities and stockholders' equity............ $1,661,465  $1,591,945
                                                        ==========  ==========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     -------------------------
                                                       2000    1999     1998
                                                     -------- -------  -------
Interest income
 Loans.............................................. $ 85,138 $75,153  $42,728
 Investments........................................   24,695  23,349   15,702
 Interest-bearing deposits..........................      177     281    4,211
 Other..............................................    1,806     993      374
                                                     -------- -------  -------
Total interest income...............................  111,816  99,776   63,015

Interest expense
 Deposits...........................................   41,449  33,971   28,230
 Federal Home Loan Bank borrowings..................   21,884  17,952    6,246
 Other borrowings...................................    6,863   6,590    4,257
                                                     -------- -------  -------
Total interest expense..............................   70,196  58,513   38,733
                                                     -------- -------  -------
Net interest income.................................   41,620  41,263   24,282
Provision for loan losses...........................    2,300   2,270    1,021
                                                     -------- -------  -------
Net interest income after provision for loan
 losses.............................................   39,320  38,993   23,261

Noninterest income
 Service charges on deposit accounts................   25,666  22,062   15,229
 Mortgage operations, net...........................    2,663   2,428    1,875
 Income from real estate operations, net............      493     480      374
 Gain (loss) on sale of investments.................       90    (197)      12
 Other..............................................    2,116   2,153    1,222
                                                     -------- -------  -------
Total noninterest income............................   31,028  26,926   18,712

Noninterest expense
 Salaries and employee benefits.....................   24,647  21,527   13,690
 Occupancy expense..................................    3,633   3,098    2,135
 Data and item processing...........................    5,097   4,463    2,856
 Advertising and promotion..........................    1,765   1,993    1,411
 Amortization of goodwill...........................    3,448   3,405    2,715
 Postage and supplies...............................    3,026   3,389    2,200
 Equipment expense..................................    2,416   1,914    1,053
 Other..............................................    7,972   8,297    4,993
                                                     -------- -------  -------
Total noninterest expense...........................   52,004  48,086   31,053
                                                     -------- -------  -------
Income before income taxes..........................   18,344  17,833   10,920
Income taxes........................................    6,029   6,447    4,245
                                                     -------- -------  -------
Net income.......................................... $ 12,315 $11,386  $ 6,675
                                                     ======== =======  =======

Basic and diluted earnings per share:............... $   1.30 $  1.13  $  0.88
                                                     ======== =======  =======

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                  (Dollars in thousands, except share amounts)

                                                       Accumulated
                                           Capital in     Other     Retained                Total
                          Preferred Common Excess of  Comprehensive Earnings  Treasury  Stockholders'
                            Stock   Stock  Par Value  (Loss) Income (Deficit)  Stock       Equity
                          --------- ------ ---------- ------------- --------- --------  -------------
Balance at January 1,
 1998...................    $--      $--    $   260      $   --      $   (20) $    --     $    240
 Original issuance of
  common stock
  10,079,703 shares,
  (less cost of issuance
  of $3,429)............     --       101    94,481          --          --        --       94,582
 Issuance of common
  stock to employees,
  800 shares............     --       --          8          --          --        --            8
 Comprehensive income:
 Net income.............     --       --        --           --        6,675       --        6,675
 Other comprehensive
  income, net of tax:
  Net change in
   unrealized gains on
   investments available
   for sale, net of
   taxes of $166........     --       --        --           307         --        --          307
                                                                                          --------
Total comprehensive
 income.................                                                                     6,982
                            ----     ----   -------      -------     -------  --------    --------
Balance at December 31,
 1998...................     --       101    94,749          307       6,655       --      101,812
 Issuance of common
  stock to employees,
  649 shares............     --       --          6          --          --        --            6
 Purchase of treasury
  stock, 96,000 shares..                                                        (1,164)     (1,164)
 Comprehensive income
  (loss):
 Net income.............     --       --        --           --       11,386       --       11,386
 Other comprehensive
  income net of tax:
  Net change in
   unrealized
   gains/losses on
   investments available
   for sale, net of tax
   benefit of $3,310....     --       --        --        (6,740)        --        --       (6,740)
  Add: reclassification
   adjustment for losses
   included in income,
   net of taxes of
   $154.................     --       --        --           286         --        --          286
                                                                                          --------
Total comprehensive
 income.................                                                                     4,932
                            ----     ----   -------      -------     -------  --------    --------
Balance at December 31,
 1999...................     --       101    94,755       (6,147)     18,041    (1,164)    105,586
 Issuance of common
  stock to employees,
  769 shares............     --       --          9          --          --        --            9
 Purchase of treasury
  stock, 935,000
  shares................     --       --        --           --          --     (9,963)     (9,963)
 Comprehensive income:
 Net income.............     --       --        --           --       12,315       --       12,315
 Other comprehensive
  income, net of tax:
  Net change in
   unrealized
   gains/losses on
   investments available
   for sale, net of
   taxes of $1,815......     --       --        --         3,312         --        --        3,312
  Add: reclassification
   adjustment for gain
   included in income,
   net of tax of $32....     --       --        --            58         --        --           58
                                                                                          --------
Total comprehensive
 income.................                                                                    15,685
                            ----     ----   -------      -------     -------  --------    --------
Balance at December 31,
 2000...................    $--      $101   $94,764      $(2,777)    $30,356  $(11,127)   $111,317
                            ====     ====   =======      =======     =======  ========    ========

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating activities
Net income...................................  $  12,315  $  11,386  $   6,675
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Provision for loan losses...................      2,300      2,270      1,021
 Deferred income taxes.......................        564        756        375
 Depreciation................................      2,388      1,961      1,027
 Additions to mortgage servicing rights......     (3,189)    (2,419)       --
 Amortization of mortgage servicing rights...        869        307        145
 Amortization of premiums on investments.....        546      1,377      1,458
 Amortization of goodwill....................      3,448      3,405      2,715
 Amortization of other intangibles...........        697        682        770
 Loss (gain) on sale of real estate..........         25          5         (9)
 Mortgage loans originated for sale..........   (104,863)   (43,767)   (39,016)
 Mortgage loans purchased and held for sale..        --     (55,427)       --
 Proceeds from sale of mortgage loans held
  for sale...................................    102,227     55,050     30,750
 Gain on sale of loans.......................       (569)       (94)      (162)
 (Gain) loss on sale of investments..........        (90)       197        (12)
 Net increase in custodial escrow balances...        694        331      1,845
 Increase in accrued interest receivable.....     (1,985)    (8,004)    (1,466)
 Increase in prepaid expenses and other
  assets.....................................    (10,305)    (1,424)    (4,658)
 Increase (decrease) in other liabilities....      2,015         (5)     2,211
                                               ---------  ---------  ---------
Net cash provided by (used in) operating
 activities..................................      7,087    (33,413)     3,669

Investing activities
Increase in loans, net.......................    (38,446)  (187,921)  (128,032)
Principal payments on investments............     39,551     64,645     68,766
Settlement of retail branch sales............        --     (10,123)   (79,044)
Proceeds from sale or maturity of available
 for sale investments........................     11,012     63,195     15,903
Purchases of available for sale investments..    (53,918)  (130,197)  (103,086)
Purchase of FHLB stock.......................     (1,806)   (10,957)    (2,676)
Proceeds from sale of FHLB stock.............        --         --       4,381
Proceeds from sale of real estate............        142      1,122        371
Purchases of premises and equipment..........     (5,288)    (9,783)    (3,923)
Purchase of Superior Federal Bank, F.S.B.,
 net of cash acquired........................        --         --     127,576
                                               ---------  ---------  ---------
Net cash used in investing activities........    (48,753)  (220,019)   (99,764)

                            SUPERIOR FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Financing activities
Net increase in deposits........................ $100,572  $ 20,906  $ 38,534
Net FHLB borrowings (repayments)................  (94,000)  207,500   (35,698)
Proceeds from borrowings under note payable.....      --        --     20,000
Proceeds from other borrowed funds..............   53,628       --        --
Principal payments on note payable..............   (1,500)   (7,000)      --
Proceeds from borrowings under senior notes.....      --        --     60,000
Proceeds from common stock issued, net..........        9         6    94,590
Purchase of treasury stock......................   (9,963)   (1,164)      --
                                                 --------  --------  --------
Net cash provided by financing activities.......   48,746   220,248   177,426
                                                 --------  --------  --------
Net increase (decrease) in cash.................    7,080   (33,184)   81,331
Cash and cash equivalents at beginning of
 period.........................................   48,241    81,425        94
                                                 --------  --------  --------
Cash and cash equivalents at end of period...... $ 55,321  $ 48,241  $ 81,425
                                                 ========  ========  ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

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

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's wholly owned subsidiaries, Superior Finance Company, Superior Financial Services, Inc., and SREH, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and interest bearing deposits in other depository institutions as well as purchases of investments with original maturities of three months or less. Interest bearing deposits were approximately $670,000 and $8,138,000 at December 31, 2000 and 1999, respectively.

Liquidity Requirements

   Regulations require the Bank to maintain an amount equal to 4% of deposits (net of loans on deposits) and short-term borrowings in cash and U.S. Government and other approved securities.

Investments

   Investments that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

                           SUPERIOR FINANCIAL CORP.

   Investments that the Bank intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from operating results until realized and reported net of tax as other comprehensive income (loss) in stockholders' equity. Investments in the available for sale portfolio may be used as part of the Bank's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

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

   If the fair value of an investment classified as available for sale declines for reasons other than temporary market conditions, the carrying value of such an investment would be written down to current value by a charge to operations. Gains and losses on the sale of investments classified as available for sale are determined using the specific-identification method.

   The Bank did not hold any investments classified as held to maturity or as trading securities at December 31, 2000 and 1999.

Loans

   Loans generally are stated at their unpaid principal balances plus premium or discount from acquisition less allowance for loan losses and deferred fees. The discount or premium arising from fair value adjustments of loans in business combinations is being accreted or amortized over the remaining contractual lives of the loans using the level-yield method adjusted for actual experience.

   Uncollectible interest on loans that are contractually past due 90 days or greater and is not probable of collection is charged off and the loan is placed on nonaccrual status. Income is subsequently recognized when cash payments for interest are received. When collectibility is determined to be probable, the loan is returned to accrual status.

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

                           SUPERIOR FINANCIAL CORP.

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

Real Estate Acquired in Settlement of Loans

   Real estate acquired in settlement of loans is initially recorded at estimated fair value, less estimated selling costs, and is subsequently carried at the lower of depreciated cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and the projects. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Bank's control.

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years. Depreciation expense on building and leasehold improvements is included in occupancy expense in the statements of operations. Depreciation expense on furniture and equipment is included in equipment expense in the statements of operations.

Impairment of Assets

   The Company accounts for any impairment of its long-lived assets using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations.

Goodwill

   Goodwill (excess of purchase price of the Bank over the fair value of net assets acquired) is being amortized on a straight-line basis over 20 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill has diminished in fair value based on the undiscounted cash flows produced by goodwill over the remaining amortization period, the Company's carrying value will be reduced accordingly.

Debt Issuance Costs

   Costs associated with the issuance of the $20 million note payable and the $60 million Senior Notes have been capitalized and are being amortized over the life of the debt. These costs are included in prepaid expenses and other assets on the consolidated balance sheet.

Prepaid Expenses and Other Assets

   Foreclosure receivables from FHA insured and VA guaranteed mortgages that are being serviced for the Bank by a third party approximated $6.5 million at December 31, 2000 and are included in prepaid expenses and other assets on the consolidated balance sheets. $2.3 million represent funds that have been advanced to the servicer on these loans and is also included in prepaid expenses and other assets. These are nonearning assets to the Bank.

                           SUPERIOR FINANCIAL CORP.

Loan Origination and Commitment Fees

   The Bank defers loan fees received and certain incremental direct costs on mortgage loans, and recognizes them as adjustments to interest income over the estimated remaining life of the related loans. When a loan is fully repaid or sold, the unamortized portion of the deferred fee and cost is recognized in interest income. Other loan fees, such as prepayment penalties, late charges, and release fees are recorded as income when collected.

Mortgage Servicing Rights

   Mortgage servicing rights represent the cost of acquiring or originating the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying value of mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using the disaggregated method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of mortgage servicing rights do not purport to represent the amount that would be realized by a sale of these assets in the open market.

Comprehensive Income (Loss)

   Unrealized gains or losses on available for sale investments are included in other comprehensive income (loss). The components of comprehensive income
(loss) are disclosed in the statements of changes in stockholders' equity.

Segment Disclosures

   The Company operates in only one segment--community banking. All the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company's revenues.

Recent Accounting Standards

   In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company will adopt SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The Company does not anticipate the adoption of this statement to have a material impact on its operations or financial position.

   In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of

                           SUPERIOR FINANCIAL CORP.

stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

Reclassifications

   Certain amounts in the 1999 financial statements have been reclassified to conform to the current year presentation.

2. Private Placement and Acquisitions

   On April 1, 1998, the Company completed a private placement offering totaling $175 million, consisting of $95 million in common stock, $60 million in 8.65% Senior Notes due in 2003, and $20 million in LIBOR plus 1.75% bank debt due in 2000. The proceeds from the private placement offering were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. In connection with the private placement offering, the Company entered into a Registration Rights Agreement and completed a Shelf Registration Statement on December 10, 1998 to register the common stock and senior notes with the Securities and Exchange Commission.

   On April 1, 1998, the Company acquired the Bank for a purchase price of $162.5 million. The transaction was accounted for as a purchase and resulted in the recording of goodwill in the amount of $76.4 million. The Bank's results of operations since the purchase date are included in operations of the Company.

   The following table sets forth selected unaudited financial information for the Company as if the above described transaction had been consummated as of January 1, 1998, with adjustments primarily for interest charges attributable to the financing of the purchase and amortization of goodwill. The pro forma data is based on pre-acquisition earnings and is therefore not necessarily indicative of future performance.

                                                                     1998
                                                              ------------------
                                                                 (Dollars in
                                                               thousands,except
                                                              per share amounts)
   Total revenue.............................................      $107,985
   Income before income taxes................................         6,861
   Net income................................................         2,898
   Earnings per common share-diluted.........................          0.29

   During the third quarter of 1998, the Company completed the sale of nine branch facilities located in Oklahoma and Arkansas. The sale of these branches resulted in a gain of $4.5 million, which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits for the 9 branches sold were approximately $84.5 million. These deposits were funded by the Company through the reduction of interest bearing deposits held by the Company at the Federal Home Loan Bank. In addition, after the completion of an appraisal in the third quarter of 1998, the Company recorded an adjustment to the purchase price allocation based on the fair value of the Bank's headquarters building in Fort Smith. This resulted in a $5.7 million increase to office premises and equipment and an equal reduction to goodwill.

   During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The sale resulted in a gain of $450,000, which was recorded as an adjustment to the purchase price allocation for the acquisition of the Bank and resulted in a related reduction in goodwill. The total deposits of the branch were approximately $10.7 million.

                           SUPERIOR FINANCIAL CORP.

   In November 2000, the Bank's wholly owned subsidiary, Superior Finance Company, completed the acquisition of the assets of four consumer finance offices in north Alabama for approximately $125,000 in cash from Southern Financial, Inc., a Nashville, Tennessee-based consumer finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

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

   The estimated fair values of financial instruments consist of the following:

                                                            December 31, 2000
                                                          ---------------------
                                                           Carrying  Estimated
                                                            Value    Fair Value
                                                          ---------- ----------
                                                               (Dollars in
                                                               thousands)
Financial assets
Cash and cash equivalents................................ $   55,321 $   55,321
Loans, net...............................................  1,056,857  1,055,257
Investments available for sale, net......................    363,008    363,008
Accrued interest receivable..............................     17,515     17,515
Federal Home Loan Bank stock.............................     23,713     23,713

Financial liabilities
Demand and savings deposits..............................    516,051    516,051
Time deposits............................................    562,457    563,702
Federal Home Loan Bank borrowings........................    330,000    322,855
Other borrowed funds.....................................     53,628     53,628
Notes payable............................................     71,500     73,143
Off-balance sheet financial instruments..................      5,061      5,061

                           SUPERIOR FINANCIAL CORP.

                                                              December 31, 1999
                                                              ------------------
                                                                       Estimated
                                                              Carrying   Fair
                                                               Value     Value
                                                              -------- ---------
                                                                 (Dollars in
                                                                  thousands)
Financial assets
Cash and cash equivalents.................................... $48,241   $48,241
Loans, net................................................... 993,615   980,744
Investments available for sale, net.......................... 354,915   354,915
Accrued interest receivable..................................  15,530    15,530
Federal Home Loan Bank stock.................................  21,907    21,907

Financial liabilities
Demand and savings deposits.................................. 442,003   442,003
Time deposits................................................ 535,933   535,758
Federal Home Loan Bank borrowings............................ 424,000   401,300
Notes payable................................................  73,000    70,511
Off-balance sheet financial instruments......................   4,089     4,089

   The fair value of loans is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value of $4.5 million and $2.0 million at December 31, 2000 and 1999, respectively was not estimated, and therefore is included in estimated fair value at the carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loss.

   The fair value of investments available for sale is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank ("FHLB") stock is considered to be carrying value.

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

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           SUPERIOR FINANCIAL CORP.

4. Loans and Financial Instruments with Off-Balance Sheet Risk

   Loans consisted of approximately the following at December 31:

                                                             2000       1999
                                                          ----------  --------
                                                              (Dollars in
                                                              thousands)
First mortgage loans (principally conventional):
 Collateralized by one-to-four family residences......... $  467,583  $520,444
 Collateralized by other properties......................    149,631    99,485
 Construction loans......................................     87,714    43,843
                                                          ----------  --------
                                                             704,928   663,772
 Undisbursed portion of construction loans...............    (30,838)   (7,448)
                                                          ----------  --------
Total first mortgage loans...............................    674,090   656,324
Consumer and other loans:
 Automobile..............................................    238,916   236,863
 Savings.................................................      8,465     7,620
 Home equity and second mortgage.........................     28,184    19,394
 Commercial..............................................     41,920    24,166
 Other...................................................     76,807    60,167
                                                          ----------  --------
Total consumer and other loans...........................    394,292   348,210
Deferred loan costs, net of deferred origination fees....        561       427
Allowance for loan losses................................    (12,086)  (11,346)
                                                          ----------  --------
Loans, net............................................... $1,056,857  $993,615
                                                          ==========  ========

   Impairment of loans having carrying values of $4,495,000 and $1,959,000 at December 31, 2000 and 1999, respectively, have been recognized in conformity with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"). The average carrying value of impaired loans was $3,127,000 and $2,556,000 for the years ended December 31, 2000 and 1999, respectively. The total allowance for credit losses related to these impaired loans was $803,000 and $309,000 at December 31, 2000 and 1999, respectively. The Company does not segregate income recognized on a cash basis in its financial records, and thus, such disclosure is not practicable. For impairment recognized in conformity with SFAS 114, as amended, the entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

   Loans to directors and executive officers totaled $747,000 at December 31, 2000, and $1,106,000 at December 31, 1999. Such loans are made on substantially the same terms as those for other loan customers. New loans and advances on prior commitments made to such related parties was $24,000, and $442,000 for the years ended December 31, 2000 and 1999, respectively. Repayments of loans made by such related parties were $11,000, and $878,000 for the years ended December 31, 2000 and 1999, respectively. Loans to directors who retired from the Board during 2000 totaled $372,000.

   The Bank, through its normal lending activity, originates and maintains loans, which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Bank's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Bank and such changes could be significant.

                           SUPERIOR FINANCIAL CORP.

   The Bank originates and purchases adjustable rate mortgage loans to hold for investment. The Bank also originates 15-year and 30-year fixed rate mortgage loans and sells substantially all new originations of 30-year and 15-year loans to outside investors with servicing released. Loans available for sale totaled approximately $27.2 million and $51.4 million at December 31, 2000 and 1999, respectively.

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

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had outstanding loan commitments and lines of credit aggregating approximately $55,747,000 and $43,096,000 at December 31, 2000 and 1999, respectively. There were no standby letters of credit outstanding at December 31, 2000. Standby letters of credit outstanding totaled approximately $81,000 at December 31, 1999.

5. Mortgage Loan Servicing

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2000 and 1999 are summarized as follows:

                                                                 2000     1999
                                                               -------- --------
                                                                  (Dollars in
                                                                  thousands)
   FHLMC...................................................... $217,046 $ 92,359
   FNMA.......................................................  269,294      --
   GNMA.......................................................   84,471  100,236
   Private investors..........................................    9,344    5,331
                                                               -------- --------
                                                               $580,155 $197,926
                                                               ======== ========

   Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Bank held borrowers' escrow balances of approximately $8,114,000 and $7,420,000 at December 31, 2000 and 1999, respectively. Of the loans serviced by the Bank, approximately $1,817,000 and $2,613,000 were sold with recourse at December 31, 2000 and 1999, respectively.

                           SUPERIOR FINANCIAL CORP.

   At December 31, 2000, the Company's loan servicing bond included errors and omissions coverage of $5 million and fidelity bond insurance coverage of $10 million. Additionally, at December 31, 2000, the Company was covered by an excess liability umbrella policy in the amount of $20 million.

   Following is a summary of the changes in purchased mortgage servicing rights:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Balance, beginning of year........................... $4,085  $2,198  $  --
   Acquired in Bank acquisition on April 1, 1998........    --      --    2,343
   Additions............................................  2,812   2,127     --
   Amortization.........................................   (743)   (240)   (145)
                                                         ------  ------  ------
   Balance, end of year................................. $6,154  $4,085  $2,198
                                                         ======  ======  ======

   Following is a summary of the changes in originated mortgage servicing rights:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             (Dollars in
                                                              thousands)
   Balance, beginning of year........................... $  225  $  --   $  --
   Acquired in Bank acquisition on April 1, 1998........    --      --      --
   Additions............................................    377     292     --
   Amortization.........................................   (126)    (67)    --
                                                         ------  ------  ------
   Balance, end of year................................. $  476  $  225  $  --
                                                         ======  ======  ======

   Under OTS regulations, the lower of the amortized carrying value, 90% of the fair market value, or 90% of the original cost of mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

                           SUPERIOR FINANCIAL CORP.

6. Investments Available for Sale

   The amortized cost and estimated fair value of investments available for sale are summarized as follows:

                                                   December 31, 2000
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                (Dollars in thousands)
Agencies.............................. $ 32,001     $388     $   --    $ 32,389
Municipals............................   25,337      481         --      25,818
GNMA..................................   20,159      --          (54)    20,105
FNMA..................................   99,820      --       (1,032)    98,788
FHLMC.................................   56,422      --         (505)    55,917
CMOs..................................   87,729      --       (1,744)    85,985
Corporates............................   45,813      --       (1,807)    44,006
                                       --------     ----     -------   --------
                                       $367,281     $869     $(5,142)  $363,008
                                       ========     ====     =======   ========
                                                   December 31, 1999
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
                                                (Dollars in thousands)
Agencies.............................. $ 32,165     $--      $  (488)  $ 31,677
Municipals............................   10,087      --         (767)     9,320
GNMA..................................   23,074      --         (322)    22,752
FNMA..................................  117,607       12      (2,186)   115,433
FHLMC.................................   39,713      --         (797)    38,916
CMOs..................................   96,074      --       (3,078)    92,996
Corporates............................   45,652      --       (1,831)    43,821
                                       --------     ----     -------   --------
                                       $364,372     $ 12     $(9,469)  $354,915
                                       ========     ====     =======   ========

   The amortized cost and estimated fair value by contractual maturity of available-for-sale investments at December 31, 2000 are as follows:

                                                                       Estimated
                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
                                                                 (Dollars in
                                                                 thousands)
Due in one year or less..................................... $  5,202  $  5,192
Due from one year to five years.............................    6,455     6,447
Due from five years to ten years............................  106,986   107,192
Due after ten years.........................................  248,638   244,177
                                                             --------  --------
  Totals.................................................... $367,281  $363,008
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

                           SUPERIOR FINANCIAL CORP.

   Mortgage-backed securities with carrying values of approximately $80,821,000 at December 31, 2000 were subject to adjustable rates.

   During the years ended December 31, 2000 and 1999, investments available for sale with a fair value at the date of sale of $5,502,000 and $58,005,000 respectively, were sold. The gross realized gains on such sales totaled $139,051, and $73,535, respectively. The gross realized losses totaled $49,230, and $270,320, respectively. The income tax expense related to net security gains in 2000 was $31,437. The income tax benefit related to net security losses was $71,236 in 1999.

   The carrying value of investments pledged for letters of credit, treasury, tax and loan note accounts, public fund deposits, and repurchase agreements were approximately $133,492,000 and $49,564,000 at December 31, 2000 and 1999,
respectively.

7. Allowance for Loan Losses

   A summary of the activity in the allowance for loan losses follows:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                     (Dollars in thousands)
   Balance, beginning of year......................  $11,346  $10,472  $   --
    Allowance resulting from acquisition of Bank on
     April 1, 1998.................................      --       --    10,593
    Provision for loan losses......................    2,300    2,270    1,021
    Charge-offs, net of recoveries.................   (1,560)  (1,396)  (1,142)
                                                     -------  -------  -------
   Balance, end of year............................  $12,086  $11,346  $10,472
                                                     =======  =======  =======

8. Premises and Equipment

   Premises and equipment consisted of the following at December 31:

                                                                2000     1999
                                                               -------  -------
                                                                 (Dollars in
                                                                 thousands)
   Land....................................................... $ 8,959  $ 8,547
   Buildings and improvements.................................  19,467   17,437
   Furniture and equipment....................................   9,537    7,681
   Construction in progress...................................   2,763    1,825
                                                               -------  -------
                                                                40,726   35,490
   Accumulated depreciation...................................  (5,319)  (2,983)
                                                               -------  -------
   Premises and equipment, net................................ $35,407  $32,507
                                                               =======  =======

9. Deposits

   Deposits consisted of the following at December 31:

                                                               2000      1999
                                                            ---------- --------
                                                                (Dollars in
                                                                thousands)
   Demand and NOW accounts, including noninterest-bearing
    deposits of $92,879 and $76,960 at December 31, 2000
    and December 31, 1999, respectively.................... $  398,150 $280,587
   Money market............................................     30,781   61,619
   Statement and passbook savings..........................     87,120   99,797
   Certificates of deposit.................................    562,457  535,933
                                                            ---------- --------
                                                            $1,078,508 $977,936
                                                            ========== ========

                           SUPERIOR FINANCIAL CORP.

   The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $82,359,000 at December 31, 2000.

   At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
   2001..............................................................  $458,845
   2002..............................................................    78,798
   2003..............................................................    16,611
   2004..............................................................     2,227
   2005..............................................................     5,100
   Thereafter........................................................       876
                                                                       --------
                                                                      $562,457
                                                                       ========

   Interest expense on deposits for the years ended December 31 was as follows:

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Demand and NOW accounts............................. $ 7,509 $ 3,535 $ 2,782
   Money market........................................   1,269   2,001   1,634
   Statement and passbook savings......................   2,042   2,281   1,839
   Certificates of deposit.............................  30,629  26,154  21,975
                                                        ------- ------- -------
                                                        $41,449 $33,971 $28,230
                                                        ======= ======= =======

10. Federal Home Loan Bank ("FHLB") Borrowings

   At December 31, 2000 the Bank had long-term FHLB borrowings of $223,000,000 with interest rates ranging from 4.65% to 6.49% and maturity dates ranging from September 2, 2003 to May 10, 2010. Of this total, $65,000,000 matures in 2003 and $68,000,000 matures in 2010 with interest rates ranging from 4.65% to 6.49%, are callable in 2001 on a quarterly basis and may be refinanced on a long-term basis. FHLB advances of $30,000,000, $30,000,000 and $30,000,000, all maturing in 2008, with interest rates of 5.35%, 5.47% and 5.59%, respectively, are callable in 2002, 2003 and 2004, respectively, and may be refinanced on a long-term basis.

   The Bank had short-term FHLB borrowings of $107,000,000 and $205,500,000 at December 31, 2000 and 1999, respectively. The weighted average interest rate on short-term borrowings was 6.108% at December 31, 2000, and 5.785% at December 31, 1999.

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

   Additionally, at December 31, 2000, the Bank has a $50 million line of credit, which expires on May 10, 2001. The Bank had no outstanding borrowings under the line of credit at December 31, 2000. There is no commitment fee to maintain this credit line.

                           SUPERIOR FINANCIAL CORP.

   The Bank had long-term borrowings from the FHLB with maturities as follows at December 31, 2000:

                                                                      FHLB Long-
                                                                         Term
                                                                      Borrowings
                                                                      ----------
                                                                       (Dollars
                                                                          in
                                                                      thousands)
   Maturing in the year ending December 31:
   2002..............................................................  $    --
   2003..............................................................    65,000
   2004..............................................................       --
   2005..............................................................       --
   Thereafter........................................................   158,000
                                                                       --------
                                                                       $223,000
                                                                       ========

11. Other Borrowings

   At December 31, 2000, borrowings included an $11.5 million advance under a line of credit ("LOC") and $60 million of Senior Notes ("Senior Notes"). These are obligations of the parent, Superior Financial Corp. Other borrowings for the Bank consisted of $3.4 million in Treasury, Tax and Loan deposits received through the Direct Investment Program with the Federal Reserve Bank of St. Louis and $50.1 million in repurchase agreements.

   On April 1, 2000, Superior Financial Corp. converted its note payable into a $20 million line of credit, which matures April 1, 2003. $8.5 million was available under the LOC at December 31, 2000. The LOC bears interest at LIBOR plus l.50% (8.375% at December 31, 2000) and requires quarterly interest payments. The line of credit is secured by shares of the Bank in such an amount that the book value of pledged stock will be equal to at least two times the outstanding balance of the loan. The line of credit contains certain covenants of which the most restrictive includes a minimum total capital, minimum return on assets and maximum nonperforming assets to total loans and other real estate ratio. At December 31, 2000, the Company was in compliance with the covenants.

   The $60 million Senior Notes bear interest at 8.65% and require semiannual interest payments that began October 1, 1998. The entire principal balance is due April 1, 2003. The agreement requires the Company to maintain an interest reserve account with cash or permitted investments sufficient to pay interest due on the next two succeeding interest payment dates. At December 31, 2000, the interest reserve account held a mortgage-backed security with a carrying value of approximately $5.2 million. This account is classified in investments available for sale on the balance sheet. The loan agreement contains certain covenants of which the most restrictive include minimum total capital and minimum liquidity maintenance. Additionally, the agreement restricts certain payments for dividends. At December 31, 2000, the Company was in compliance with these covenants. Debt issuance costs of $2,465,000 were incurred with the offering, and the remaining unamortized balance of $1,118,000 is included in prepaid expenses and other assets at December 31, 2000.

   As of December 31, 2000, the Bank may receive up to $15 million in Treasury, Tax and Loan deposits. The interest rate on these deposits is the Fed Funds rate less 25 basis points (6.25% at December 31, 2000). The repurchase agreements consist of $112,000 in retail agreements and $50 million with Salomon Smith Barney, Inc. The bank customer agreements mature in March 2001 and pay interest monthly or quarterly at a weighted average rate of 6.345%.

                           SUPERIOR FINANCIAL CORP.

   In December, 2000 the Bank entered into an agreement to sell securities under an agreement to repurchase with Salomon Smith Barney for $50 million. The Bank is obligated to repurchase these securities at maturity in 2010 or after 2 years at any quarterly interest payment date following at the issuer's option, pay quarterly interest at 5.22%, and maintain collateral of 110% of the agreement. The Bank had $50 million outstanding at December 31, 2000. There were no repurchase agreements at December 31, 1999.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

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

                           SUPERIOR FINANCIAL CORP.

   The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are presented below (dollars in thousands):

                                                                                     Required to be
                                                                                     Categorized as
                                                                                    Well Capitalized
                                                                                      Under Prompt
                             Company              Bank            Required for         Corrective
                          ---------------   -----------------   Capital Adequacy         Action
                              Actual             Actual             Purposes           Provisions
                          ---------------   -----------------   ------------------  -----------------
                           Amount   Ratio    Amount    Ratio     Amount    Ratio     Amount    Ratio
                          --------  -----   ---------  ------   ---------  -------  ---------  ------
As of December 31, 2000
Tangible Capital to
 adjusted total assets..   $53,778   3.35%   $115,924    7.27%   $ 23,987    1.50%   $    N/A     N/A
Core capital to adjusted
 total assets...........    53,778   3.35     115,924    7.27      63,967    4.00      79,958    5.00
Total capital to risk
 weighted assets........    65,864   6.46     128,010   12.62      81,134    8.00     101,418   10.00
Tier I capital to risk
 weighted assets........    53,778   3.35     115,924   11.43         N/A     N/A      60,851    6.00

As of December 31, 1999
Tangible capital to
 adjusted total assets..   $48,451   3.16%   $110,086    7.20%   $ 22,939    1.50%   $    N/A     N/A
Core capital to adjusted
 total assets...........    48,451   3.16     110,086    7.20      61,171    4.00      76,464    5.00%
Total capital to risk
 weighted assets........    59,797   6.19     121,432   12.59      77,178    8.00      96,473   10.00
Tier I capital to risk
 weighted assets            48,451   4.75     110,086   11.41         N/A     N/A      57,884    6.00

                           SUPERIOR FINANCIAL CORP.

13. Income Taxes

   Included in other liabilities are deferred income taxes, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                         2000         1999
                                                      -----------  -----------
                                                      (Dollars in thousands)
   Deferred tax liabilities:
    Prepaid assets................................... $       264  $       482
   Goodwill amortization.............................         374          226
    FHLB dividends...................................       1,244          536
    Premises and equipment...........................         297          306
    Other............................................         247           25
                                                      -----------  -----------
   Total deferred liabilities........................       2,426        1,575
   Deferred tax assets:
    Allowance for loan losses........................         622          332
    Mortgage servicing rights........................         110           32
    Accrued bonuses and other........................         --            80
    Unrealized loss on investments available for
     sale............................................       1,495        3,310
                                                      -----------  -----------
   Total deferred assets.............................       2,227        3,754
                                                      -----------  -----------
   Net deferred tax (liability) asset................ $      (199) $     2,179
                                                      ===========  ===========

   Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                                (Dollars in
                                                                 thousands)
   Current:
    Federal................................................ $5,465 $5,218 $3,242
    State..................................................    --     473    628
                                                            ------ ------ ------
   Total current...........................................  5,465  5,691  3,870
   Deferred:
    Federal................................................    564    713    295
    State..................................................    --      43     80
                                                            ------ ------ ------
   Total deferred..........................................    564    756    375
                                                            ------ ------ ------
                                                            $6,029 $6,447 $4,245
                                                            ====== ====== ======

   The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense for the years ended December 31 are as follows:

                                                             2000  1999  1998
                                                             ----  ----  ----
   Tax at U.S. statutory rate............................... 35.0% 35.0% 35.0%
   State income tax expense, net of Federal income tax
    benefit.................................................  0.0   1.7   3.9
   Tax exempt interest income............................... (2.9) (1.1)  0.0
   Other....................................................   .8    .5   0.0
                                                             ----  ----  ----
                                                             32.9% 36.1% 38.9%
                                                             ====  ====  ====

                           SUPERIOR FINANCIAL CORP.

   The Bank files a consolidated federal income tax return with the Company. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax, which would be, payable if the Bank had filed a separate return.

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

Basic and diluted earnings per common share at December 31 is computed as follows:

                                                          2000    1999    1998
                                                         ------- ------- ------
                                                         (In thousands, except
                                                           per share amounts)
   Common shares--weighted average (basic)..............   9,475  10,073  7,595
   Common share equivalents--weighted average...........      30      47    --
                                                         ------- ------- ------
   Common shares--weighted average (diluted)............   9,505  10,120  7,595
                                                         ======= ======= ======
   Net income........................................... $12,315 $11,386 $6,675
                                                         ======= ======= ======
   Basic and diluted earnings per common share.......... $  1.30 $  1.13 $  .88
                                                         ======= ======= ======

15. Commitments and Contingencies

   The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 19 years. These leases all contain renewal options with varying periods. A schedule of future minimum rental payments under operating leases, as of December 31, 2000 follows:

                                                                       (Dollars
                                                                          in
                                                                      thousands)
                                                                      ----------
   2001..............................................................   $  796
   2002..............................................................      583
   2003..............................................................      432
   2004..............................................................      285
   2005..............................................................      162
   Thereafter........................................................    1,334
                                                                        ------
                                                                        $3,592
                                                                        ======

   Rental expense was $925,000, $786,000, and $420,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

   On April 1, 1998, the Company became the legal successor to NationsBank's right and interest in the related proceedings brought under the action Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). Within five business days following the Company's receipt of payment pursuant to irrevocable settlement or other resolution of the Goodwill Litigation by final judgment subject to no further appeal, and, as further consideration for the sale of the Bank to the Company, the Company shall pay NationsBank fifty percent (50%) of the "net recovery" from the Goodwill Litigation. "Net recovery" shall be the gross aggregate amount the Company receives from such settlement or resolution, net of the total litigation expenses incurred and paid by the Company after the Closing Date. "Total litigation expense" shall include, without limitation, attorneys' fees, court costs, expenses, fees of experts and consultants, filing fees and all other costs reasonably incurred in prosecution of the Goodwill Litigation.

                           SUPERIOR FINANCIAL CORP.

   The Company and its legal counsel are unable to estimate the amount or likelihood of any potential settlement, if any that may result from the Goodwill Litigation. Although the outcome of the Goodwill Litigation cannot be determined, the Company's legal counsel and management are of the opinion that such final outcome should not have a material adverse effect on the Company's results of operations or financial condition.

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

16. Supplemental Disclosure of Cash Flow Information and Noncash Activity

Cash Flow Information

   The Company purchased all of the capital stock of Superior Federal Bank, F.S.B. on April 1, 1998. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                      (Dollars
                                                                         in
                                                                     thousands)
                                                                     ----------
   Fair value of noncash assets acquired............................ $1,081,436
   Cash acquired....................................................    288,692
   Cash paid for the capital stock..................................   (162,500)
   Transaction costs................................................     (8,757)
   Excess of investment over fair value of net assets acquired......     76,426
                                                                     ----------
   Liabilities assumed.............................................. $1,275,297
                                                                     ==========

                                                         2000    1999     1998
                                                        ------- -------  -------
                                                        (Dollars in thousands)
   Cash paid for the years ending December 31:
    Interest..........................................  $69,170 $57,247  $37,728
    Taxes.............................................    5,145   6,325    4,199
   Costs paid from the proceeds of the issuance of
    common stock and borrowings under the bank debt
    and senior notes:
     Debt issuance costs..............................      --      --     2,870
     Stock issuance costs.............................      --       --    3,429
   Noncash Activity:
    Additions to other real estate from settlement of
     loans............................................    1,287     998      344
    Repayment of funds advanced by the Placement Agent
     and Lead Investor to pay transactions costs
     through issuance of 200,000 shares of common
     stock............................................      --       --    1,000
    Deferred acquisition costs incurred but not paid..      --      --       183
    Acquisition and purchase accounting adjustments:
     Goodwill, net....................................      250   2,576      --
     Premises and equipment, net......................       98  (1,412)     --
     Other liabilities................................      --   (1,164)     --

                           SUPERIOR FINANCIAL CORP.

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

   Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan will be invested in accordance with participant elections among certain investment options. Distributions from participant accounts will not be permitted before age 59, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching contributions of $332,534, $257,868, and $203,863 to the 401(k) Plan in 2000,
1999, and 1998, respectively.

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

   The LTIP imposes a limit on the total number of shares that may be issued during the ten-year term of the LTIP equal to 10% of the number of shares outstanding as of December 31, 1998 (1,008,000 total shares limit). It imposes a limit on the number of awards that may be granted to all employees in any one calendar year equal to 1% of the number of shares outstanding on December 31, 1998 (100,800 annual shares limit). Any unused portion of the annual shares limit shall be carried forward and available for awards in future years. Finally, the LTIP limits the number of restricted stock awards that may be granted each year, which are time-based restricted only (i.e., without regard to any performance goals), to a number of shares equal to .33% (1/3 of 1%) of the number of shares outstanding on December 31, 1998 (33,932 annual restricted shares limit). For the years ended December 31, 2000, 1999, and 1998, respectively, the Company granted 113,500, 95,645 and 35,549 options, respectively, under the LTIP.

   A total of 487,500 options have been granted to the Chairman and Chief Executive Officer of the Company and 243,750 options have been granted to the President of the Company pursuant to their Founder's Agreements and Employment Agreements (collectively referred to as the "Agreements"), respectively. Those options were issued before the adoption of the LTIP by the Company's Board and, therefore, are non-qualified stock options. They have not been issued pursuant to the LTIP. Under the Agreements, 292,500 options vested upon the successful completion of the acquisition of the Bank and consummation of public offering of equity securities. The remaining options granted under the Agreements vested upon achieving certain performance targets.

                           SUPERIOR FINANCIAL CORP.

   The following summarizes the stock option activity:

                                  2000             1999             1998
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average-         Average-         Average-
                                    Exercise         Exercise         Exercise
                            Options  Price   Options  Price   Options  Price
                            ------- -------- ------- -------- ------- --------
Outstanding--beginning of
 year...................... 862,444  $10.08  766,799  $10.04  731,250  $10.00
Granted.................... 113,500   10.00   95,645   10.38   35,549   10.83
Exercised..................     --      --       --      --       --      --
Canceled...................     --      --       --      --       --      --
                            -------  ------  -------  ------  -------  ------
Outstanding--end of year... 975,944  $10.07  862,444  $10.08  766,799  $10.04
                            =======  ======  =======  ======  =======  ======
Exercisable at end of
 year...................... 738,752  $10.01  738,752  $10.01  292,500  $10.00
                            =======  ======  =======  ======  =======  ======

   Exercise prices for options outstanding as of December 31, 2000 ranged from $10.00 to $10.83. The weighted-average remaining contractual life of the outstanding options is 8.0 years. All stock options issued by the Company have an original contractual life of 10 years.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted and the respective weighted-average assumptions are as follows:

                                               2000       1999       1998
                                             ---------  ---------  ---------
   Weighted-average fair value of options
    granted................................. $    5.53  $    5.15  $    4.81
   Risk-free interest rate..................      6.13%      6.46%      6.73%
   Dividend yield...........................      0.00       0.00       0.00
   Expected stock volatility................       .30        .21       0.00
   Weighted average expected life...........  10 years   10 years   10 years

   In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the years ended December 31, 2000, 1999, and 1998, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123, would have resulted in net income of approximately $11,947,000 and $11,116,000, and $6,441,000, respectively, or $1.26 basic and diluted earnings per share for 2000, $1.10 basic and diluted earnings per share for 1999, and $.85 basic and diluted earnings per share for 1998. Such pro forma effects are not necessarily indicative of the effect on future years.

                            SUPERIOR FINANCIAL CORP.

19. Parent Company Financial Information

   Presented below are the condensed balance sheets, statements of operations and cash flows for the parent company, Superior Financial Corp., as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

                                 Balance Sheets
                             (Dollars in thousands)

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Assets
Cash and cash equivalents.................................... $  2,204 $  2,286
Investment in subsidiary.....................................  173,483  167,247
Investments..................................................    5,191    5,166
Other........................................................    3,606    4,521
                                                              -------- --------
Total assets................................................. $184,484 $179,220
                                                              ======== ========
Liabilities and Stockholders' Equity
Notes payable................................................ $ 71,500 $ 73,000
Accrued interest and other liabilities.......................    1,667      634
                                                              -------- --------
Total liabilities............................................   73,167   73,634
Stockholders' equity.........................................  111,317  105,586
                                                              -------- --------
Total liabilities and stockholders' equity................... $184,484 $179,220
                                                              ======== ========

                            Statements of Operations
                             (Dollars in thousands)

                                                         Year ended December 31
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
Income
Dividends from subsidiary............................... $14,000 $11,000 $4,000
Expenses
Interest, net...........................................   6,393   6,278  5,582
Other...................................................     788     533    194
                                                         ------- ------- ------
Total expenses..........................................   7,181   6,811  5,776
                                                         ------- ------- ------
Income (loss) before income tax benefit and equity in
 undistributed earnings of subsidiary...................   6,819   4,189 (1,776)
Income tax benefit......................................   2,611   2,503  2,291
Equity in undistributed earnings of subsidiary..........   2,885   4,694  6,160
                                                         ------- ------- ------
Net income.............................................. $12,315 $11,386 $6,675
                                                         ======= ======= ======

                            SUPERIOR FINANCIAL CORP.

                            Statements of Cash Flows
                             (Dollars in thousands)

                                                    Year ended December 31
                                                   ---------------------------
                                                    2000     1999      1998
                                                   -------  -------  ---------
Operating Activities
Net income.......................................  $12,315  $11,386  $   6,675
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Undistributed earnings of subsidiary.............   (2,885)  (4,694)    (6,160)
(Decrease) increase in other assets..............      909      639     (4,831)
Increase (decrease) in accrued interest and other
 liabilities.....................................    1,033     (860)     1,311
                                                   -------  -------  ---------
Net cash provided by (used in) operating
 activities......................................   11,372    6,471     (3,005)
Investing Activities
Purchase of investments..........................      --    (5,206)    (5,330)
Sale of investments..............................      --     5,333        --
Gain on sale of investments......................      --        (3)       --
Purchase of Superior Federal Bank, F.S.B.........      --        --   (162,500)
Purchase treasury stock..........................   (9,963)  (1,164)       --
                                                   -------  -------  ---------
Net cash used in investing activities............   (9,963)  (1,040)  (167,830)
Financing Activities
Proceeds from common stock issued, net...........        9        7     94,589
Proceeds from notes payable......................      --       --      80,000
Payments on notes payable........................   (1,500)  (7,000)       --
                                                   -------  -------  ---------
Net cash (used in) provided by financing
 activities......................................   (1,491)  (6,993)   174,589
Net (decrease) increase in cash..................      (82)  (1,562)     3,754
Cash and cash equivalents at beginning of
 period..........................................    2,286    3,848         94
                                                   -------  -------  ---------
Cash and cash equivalents at end of period.......  $ 2,204  $ 2,286  $   3,848
                                                   =======  =======  =========

                           SUPERIOR FINANCIAL CORP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item as to the Company directors is contained in the Company's proxy statement dated April 13, 2001, under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Name, Age and
          Year          Position and Office Held with the   Present and Principal
    Became Executive    Company and Superior Federal Bank,        Occupation
        Officer                       F.S.B.               for the Last Five Years
    ----------------    ---------------------------------- -----------------------
 C. Stanley Bailey         Chairman of the Board,          Chief Executive Officer
  52, 1998............      Chief Executive Officer         and Chairman of the
                            of both Superior and            Board of the Company
                            Superior Federal Bank,          and the Bank, Little
                            F.S.B.                          Rock, Arkansas, 1998-
                                                            present, Chief
                                                            Financial Officer and
                                                            Executive Vice
                                                            President of Hancock
                                                            Holding Company and
                                                            Hancock Bank,
                                                            Gulfport, Mississippi,
                                                            1995-1998, Vice
                                                            Chairman of the Board
                                                            of Directors, AmSouth
                                                            Bancorporation and
                                                            AmSouth Bank,
                                                            Birmingham, Alabama
                                                            1971-1994.

 C. Marvin Scott           President, Chief Operating      President, Chief
  51, 1998............      Officer and Director, of        Operating Officer and
                            both Superior and               Director of the
                            Superior Federal Bank,          Company and the Bank,
                            F.S.B.                          Fort Smith, Arkansas,
                                                            1998-present, Chief
                                                            Retail Officer and
                                                            Senior Vice President,
                                                            Hancock Holding
                                                            Company and Hancock
                                                            Bank, Gulfport
                                                            Mississippi, 1996-
                                                            1998; Executive Vice
                                                            President--Consumer
                                                            Banking, AmSouth Bank
                                                            Birmingham, Alabama
                                                            1988-1996.

 Rick D. Gardner           Chief Financial Officer         Chief Financial Officer
  41, 1998............      and Treasurer of Superior       and Treasurer of the
                            and Superior Federal            Company and the Bank,
                            Bank, F.S.B.                    Little Rock, Arkansas,
                                                            1998-present, Chief
                                                            Executive Officer,
                                                            First Commercial
                                                            Mortgage Company
                                                            Little Rock, Arkansas
                                                            1997-1998; Chief
                                                            Financial Officer,
                                                            First Commercial
                                                            Mortgage Company,
                                                            Little Rock, Arkansas,
                                                            1996-1997; Chief
                                                            Financial Officer,
                                                            Metmor Financial Inc.,
                                                            Kansas City, Missouri,
                                                            1990-1995.

                           SUPERIOR FINANCIAL CORP.

Item 11. Executive Compensation

   The information required by this item is contained in the Company's proxy statement dated April 13, 2001 under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is contained in the Company's proxy statement dated April 13, 2001, under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is contained in the Company's proxy statement dated April 13, 2001, under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) the Company's ability to attract new business through merger related customer dislocation is less than expected; (iv)changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable then expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); and
(viii) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to the Company (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Financial Statements

Superior Financial Corp.

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 2000 and 1999

  Consolidated Statements of Operations for years ended December 31, 2000,
     1999 and 1998

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

  Consolidated Statements of Cash Flows for the years ended December 31,
     2000, 1999 and 1998

  Notes to Consolidated Financial Statements, including parent company only information.

   2. Financial Statements Schedule

The financial statements schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Little Rock, Arkansas on the 28th day of March, 2001.

                                          SUPERIOR FINANCIAL CORP.

                                                 /s/ C. Stanley Bailey
                                          By:__________________________________
                                                     C. Stanley Bailey
                                               Its Chairman of the Board of
                                                         Directors
                                                and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                            Title               Date
                 ---------                            -----               ----
         /s/ C. Stanley Bailey             Chairman of the Board of        **
 ________________________________________   Directors and Chief
            C. Stanley Bailey               Executive Officer

          /s/ C. Marvin Scott              President, Chief Operating      **
 ________________________________________   Officer and Director
             C. Marvin Scott

          /s/ Rick D. Gardner              Chief Financial Officer and     **
 ________________________________________   Treasurer (Principal
             Rick D. Gardner                Financial Officer and
                                            Principal Accounting
                                            Officer and Director)

                    *                      Director                        **
 ________________________________________
           Ben F. Scroggin, Jr.

                    *                      Director                        **
 ________________________________________
              John M. Stein

                    *                      Director                        **
 ________________________________________
          David E. Stubblefield

                    *                      Director                        **
 ________________________________________
              John M. Steuri

                    *                      Director                        **
 ________________________________________
          Howard "Buddy" McMahon

                    *                      Director                        **
 ________________________________________
              Brian A. Gahr

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

      /s/ C. Stanley Bailey
*By:_______________________________
         C. Stanley Bailey
         Attorney-in-Fact

**Dated: March 28, 2001

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

                                                                   Sequentially
                                                                     Numbered
 Exhibits                         Description                          Page
 --------                         -----------                      ------------
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

 11        -- Statement Regarding Computation of Earnings Per
              Share is included in the Annual Report on Form 10-
              K at footnote 14 to the financial statements on
              Item 8.

 12        -- Statement Regarding Computation of Ratio of
              Earnings to Fixed Charges.

 21        -- List of subsidiaries of the Registrant.

 23        -- Consents of Experts and Counsel.

 23.1      -- Consent of Ernst & Young LLP.

 24        -- Power of Attorney.

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

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
                          Commission File No. 0-25239


                               ----------------

                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in the charter)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------