Form 10-Q
period 2001-03-31
SUPERIOR FINANCIAL CORP /AR/
filed 2001-05-14
CIK 1060770

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

                     FOR THE QUARTER ENDED MARCH 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   Class                     Outstanding at April 30, 2001
-------------------------------------------------------------------------------
       Common Stock, $0.01 Par Value                   9,050,921

                           SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                                Page
                                                                                Number
                                                                                ------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated balance sheets,
           March 31, 2001 (unaudited) and December 31, 2000....................    3

           Consolidated statements of income,
           Three months ended March 31, 2001 (unaudited)
           and March 31, 2000 (unaudited)......................................    4

           Consolidated statements of cash flows,
           Three months ended March 31, 2001 (unaudited)
           and March 31, 2000 (unaudited)......................................    5

           Notes to consolidated financial statements
            (unaudited)........................................................    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................    7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...................................................   15

Item 2.    Changes in Securities and Use of Proceeds...........................   15

Item 3.    Defaults upon Senior Securities.....................................   16

Item 4.    Submission of Matters to a Vote of
           Security Holders....................................................   16

Item 5.    Other Information...................................................   16

Item 6.    Exhibits and Reports on Form 8-K....................................   16

SIGNATURES.....................................................................   16

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                     SUPERIOR FINANCIAL CORP.
                                                    CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share amounts)

                                                                                March 31,        December 31,
                                                                                  2001              2000
                                                                              -----------        ------------
                                                                              (unaudited)
          ASSETS
Cash and cash equivalents                                                      $   92,404        $   55,321
Loans available for sale                                                           26,022            27,226
Loans                                                                           1,063,183         1,068,943
 Less: allowance for loan losses                                                   12,126            12,086
                                                                              -----------        ----------
Loans, net                                                                      1,051,057         1,056,857
Investments available for sale, net                                               347,025           363,008
Accrued interest receivable                                                        16,588            17,515
Federal Home Loan Bank stock                                                       19,022            23,713
Premises and equipment, net                                                        36,290            35,407
Mortgage servicing rights, net                                                      6,516             6,630
Prepaid expenses and other assets                                                  12,526            13,392
Goodwill                                                                           58,868            59,653
Real estate acquired in settlement of loans, net                                      597               324
Deferred acquisition costs                                                          2,370             2,419
                                                                              -----------        ----------
 Total assets                                                                  $1,669,285        $1,661,465
                                                                              ===========        ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                                      $1,114,592        $1,078,508
 Federal Home Loan Bank borrowings                                                271,000           330,000
 Other borrowed funds                                                              68,893            53,628
 Note payable                                                                       7,000            11,500
 Senior notes                                                                      60,000            60,000
 Custodial escrow balances                                                         14,925             8,114
 Other liabilities                                                                 13,582             8,398
                                                                              -----------        ----------
  Total liabilities                                                             1,549,992         1,550,148
Stockholders' equity:
 Common stock                                                                         101               101
 Capital in excess of par value                                                    94,764            94,764
 Retained earnings                                                                 33,463            30,356
 Accumulated other comprehensive income (loss)                                      2,092            (2,777)
                                                                              -----------        ----------
                                                                                  130,420           122,444
 Treasury stock at cost, 1,031,000 and 1,031,000 shares, respectively             (11,127)          (11,127)
                                                                              -----------        ----------
  Total stockholders' equity                                                      119,293           111,317
                                                                              -----------        ----------
  Total liabilities and stockholders' equity                                   $1,669,285        $1,661,465
                                                                              ===========        ==========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited, dollars in thousands, except per share amounts)

                                                       Three Months Ended March 31,
                                                        2001                 2000
                                                      --------             --------
 Interest income:
   Loans                                               $22,417              $20,424
   Investments                                           5,751                6,125
   Interest-bearing deposits                                37                   71
   Other                                                   310                  334
                                                      --------             --------
 Total interest income                                  28,515               26,954

 Interest expense:
   Deposits                                             10,941                9,172
   Short-term borrowings                                 1,955                2,781
   Long-term borrowings                                  4,524                4,237
                                                      --------             --------
Total interest expense                                  17,420               16,190
                                                      --------             --------
Net interest income                                     11,095               10,764
Provision for loan losses                                  750                  550
                                                      --------             --------

Net interest income after
    provision for loan losses                           10,345               10,214

Noninterest income:
  Service charges on deposit accounts                    6,868                5,811
  Mortgage operations, net                                 818                  660
  Income from real estate operations, net                  119                  125
  Other                                                    665                  257
                                                      --------             --------
Total noninterest income                                 8,470                6,853

Noninterest expense:
  Salaries and employee benefits                         6,883                5,894
  Occupancy expense                                      1,037                  841
  Deposit insurance premium                                 52                   51
  Data and item processing                               1,519                1,223
  Advertising and promotion                                395                  441
  Amortization of goodwill                                 867                  861
  Postage and supplies                                     832                  815
  Equipment expense                                        677                  503
  Other                                                  1,986                1,818
                                                      --------             --------
Total noninterest expense                               14,248               12,447

Income before income taxes                               4,567                4,620
Income taxes                                             1,460                1,548
                                                      --------             --------
Net income                                             $ 3,107              $ 3,072
                                                      ========             ========
Basic and diluted earnings per share                   $  0.34              $  0.31
                                                      ========             ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands, unaudited)


                                                                        Three Months Ended
                                                                              March 31,
                                                               ------------------------------------
                                                                   2001                   2000
                                                               --------------      ----------------
Operating activities
Net income                                                     $  3,107                $  3,072
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                         750                     550
  Depreciation                                                      668                     537
  Additions to mortgage servicing rights                           (169)                   (170)
  Amortization of mortgage servicing rights                         283                     119
  Amortization of premiums on investments, net                       47                     397
  Amortization of goodwill                                          867                     861
  Amortization of other intangibles                                 173                     179
  (Gain) loss on sale of real estate                                (14)                      6
  Gain on sale of loans                                             (99)                   (102)
  Gain on sale of investments                                      (123)                      -
  Mortgage loans originated for sale                            (33,110)                (23,941)
  Proceeds from sale of mortgage loans held for sale             32,023                  52,889
  Decrease (increase) in accrued interest receivable                927                  (1,413)
  Decrease (increase) in prepaid expenses and other assets          659                  (1,375)
  Net increase in custodial escrow balances                       6,811                   1,699
  Increase in other liabilities                                   2,562                   3,148
                                                               --------                --------
Net cash provided by operating activities                        15,362                  36,456

Investing activities
  Decrease (increase) in loans, net                               6,818                 (16,764)
  Purchase of investments                                        (8,753)                (36,107)
  Proceeds from sale of investments                              22,707                     500
  Purchase FHLB stock                                              (309)                   (335)
  Proceeds from sale of FHLB stock                                5,000                       -
  Proceeds from sale of real estate                                 364                     142
  Principal payments on mortgage-backed securities                9,597                   8,309
  Purchase of premises and equipment                             (1,552)                 (1,225)
                                                               --------                --------
Net cash provided by (used in) investing activities              33,872                 (45,480)

Financing activities
  Net increase in deposits                                       36,084                  47,217
  Net decrease in FHLB borrowings                               (59,000)                (45,000)
  Net increase in other borrowings                               15,265                   1,012
  Principal payment on note payable                              (4,500)                      -
  Proceeds from common stock issued, net                              -                       8
  Purchase of treasury stock                                          -                  (1,650)
                                                               --------                --------
Net cash (used in) provided by financing activities             (12,151)                  1,587
                                                               --------                --------
Net increase (decrease) in cash                                  37,083                  (7,437)
Cash and cash equivalents, beginning of period                   55,321                  48,241
                                                               --------                --------
Cash and cash equivalents, end of period                       $ 92,404                $ 40,804
                                                               ========                ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 2001

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  Per Share Data

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 131,000 outstanding options to purchase shares that were not included in the dilutive EPS calculation for 2000 because they would have been antidilutive.

Basic and diluted earnings per common share are computed as follows:

                                                    Three Months Ended March 31,
                                                       2001               2000
                                               ------------------  -------------------
                                               (In thousands, except per share amounts)
Common shares-weighted average (basic)                9,051              9,886
Common share equivalents-weighted average               145                 22
                                                 ----------          ---------
Common share weighted average (diluted)               9,196              9,908
                                                 ==========          =========
Net income                                        $   3,107           $  3,072
                                                 ==========          =========
Basic and diluted earnings per common share       $    0.34           $   0.31
                                                 ==========          =========

3.  Recent Accounting Standards

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after June 1998. The Company adopted SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The adoption of this statement did not have a material impact on its operations or financial position.

4.  Acquisition

In November 2000, the Bank's wholly-owned subsidiary, Superior Finance Company, completed the acquisition of the assets of four consumer finance offices in north Alabama for approximately $125,000 in cash from Southern Financial, Inc., a Nashville, Tennessee based consumer finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Superior Financial Corp.

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"). On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company's common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets and statements of income. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, internet banking, bill payment, credit-related life and disability insurance, safe deposit boxes, telephone banking, discount investment brokerage, and full-service investment advisory services.

The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the execution of its "totally free checking" programs. This has resulted in the Company serving over 184,000 households with average noninterest revenue of approximately $155 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Results of Operations

The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended March 31, 2001 and 2000

For the three months ended March 31, 2001 the Company had net income of $3.1 million, an increase of $35,000 from the comparable period in 2000. The primary reason for this increase was an increase in net interest income and noninterest income as discussed under the headings Net Interest Income and Noninterest Income below. For the Company, this resulted in a return on average assets of 0.77% and a return on average common equity of 10.99% for the three months ended March 31, 2001 compared to 0.78% and 11.10%, respectively, for the same time period in 2000. The Bank had a return on average assets of 1.03% and 9.78% return on average common equity for the three months ended March 31, 2001 compared to 1.06% and 10.26%, respectively, for the three months ended March 31, 2000.

Total assets increased to $1.669 billion at March 31, 2001, from $1.661 billion at December 31, 2000, an increase of $8 million or 0.5%. Loans decreased from $1.069 billion at December 31, 2000 to $1.063 billion at March 31, 2001, a decrease of $6 million, or 0.6% due to mortgage loan securitizations offsetting increases in commercial and consumer loans. Investments decreased $16 million, or 4.4% to $347.0 million at March 31, 2001 from $363.0 million at December 31, 2000. Cash and cash equivalents increased from $55.3 million at December 31, 2000 to $92.4 million at March 31, 2001, an increase or $37.1 million, or 67.1%. Included in cash and cash equivalents, interest-earning deposits were $39.0 million and $.4 million at March 31, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents resulted from the decreases in investments and loans. Deposits increased $36.1 million, or 3.3%, to $1.115 billion at March 31, 2001. The increase in deposits was also used to reduce FHLB borrowings, which declined $59 million from $330 million to $271 million at March 31, 2001. Other borrowed funds, which consist mainly of repurchase agreements and treasury, tax and loan balances, increased $15.3 million to $68.9 million at March 31, 2001 from $53.6 million at December 31, 2000.

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

Net interest income for the three months ending March 31, 2001 was $11.1 million, an increase of $0.3 million, or 3.1% from $10.8 million for March 31, 2000. The net interest margin was 3.10% and 3.03% for the three months ended March 31, 2001 and 2000, respectively. The increase in net interest income was due to higher yields earned over rates paid on interest-bearing liabilities. The yield on earning assets increased from 7.49% for the first quarter of 2000 to 7.85% in the first quarter of 2001, an increase of 0.36%. The rate paid on average interest-bearing liabilities increased to 4.96% in the first quarter of 2001 compared to 4.66% in the first quarter of 2000, an increase of 0.30%. Average interest-earning assets increased $25.1 million, or 1.7%, from $1.453 billion for the quarter ended March 31, 2000 to $1.478 billion for March 31, 2001. Loans were the principal contributor of this increase in earning assets as average loans were $1.072 billion for the period ended March 31, 2001, an increase of $77 million, or 7.7% from the quarter ended March 31, 2000. The increase in loans offset decreases in investments and loans available for sale. Average interest-bearing liabilities averaged $1.417 billion during the first quarter of 2001, an increase of $29 million, or 2.1% from the $1.388 billion in the first quarter of 2000.

Provision for Loan Losses

The provision for loan losses increased $200,000, or 36.4%, from $550,000 for the three months ended March 31, 2000 to $750,000 for the three months ended March 31, 2001. Loan loss reserves were 1.14% and 1.13% of loans at March 31, 2001 and December 31, 2000, respectively.

Nonperforming loans and real estate owned and foreclosed property were $5.2 million and $5.3 million at March 31, 2001 and December 31, 2000, representing 0.31% and 0.32% of total assets at the respective balance sheet dates. The allowance for loan losses totaled $12.1 million at March 31, 2001, an increase of $40,000, or 0.3% from December 31, 2000. The allowance for loan losses represented 293% and 269% of nonperforming loans at March 31, 2001 and December 31, 2000, respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2001 was $8.5 million, an increase of $1.6 million, or 23.6%, over the same period in 2000. The following table presents for the periods indicated the major components of noninterest income:

                                    Three Months Ended March 31,
                                          2001          2000
                                    ------------     ------------
                                      (Dollars in thousands)
Service charges on deposit accounts     $6,868           $5,811
Mortgage operations, net                   818              660
Other noninterest income                   784              382
                                    ------------     ------------
 Total noninterest income               $8,470           $6,853
                                    ============     ============

Service charges were $6.9 million for the three months ended March 31, 2001, compared to $5.8 million for the same period in 2000, an increase of $1.1 million or 18.2%.

Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. The increase in the number of transaction accounts and the related service fee generation due to higher item charges are the primary reasons for growth in service charges and is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

For the three months ended March 31, 2001, noninterest expense totaled $14.2 million, an increase of $1.8 million, or 14.4%, from $12.4 million for the three months ended March 31, 2000. The efficiency ratio for the quarter ended March 31, 2001 was 67.7%, compared to 65.1% for the three months ended March 31, 2000. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization and investment gains and losses, by net tax equivalent interest income plus noninterest income.

Salaries and employee benefits expense for the three months ended March 31, 2001 was $6.9 million compared to $5.9 million for the three months ended March 31, 2000, an increase of $1.0 million, or 16.8%. This increase was due primarily to the additional personnel in the Bank's subsidiary, Superior Finance Company, which initiated operations in the second quarter of 2000, and incentive and commission payments due to the Bank's loan, deposit and noninterest income growth.

Occupancy expense increased $0.2 million, or 23.3%, from $0.84 million for the three months ended March 31, 2000 to $1.04 million for the three months ended March 31, 2001, due to the opening of a new retail banking branch and the addition of seven locations for Superior Finance Company. Major categories included in occupancy expense are building lease, depreciation, and utilities expenses.

Data and item processing increased $.3 million, or 24.3%, from $1.2 million for the three months ended March 31, 2000, to $1.5 million for the three months ended March 31, 2001, due to loan and deposit growth, increased number of transactions, and new systems.

Income Taxes

For the three months ended March 31, 2001, income tax expense was $1.46 million, a decrease of $88,000 from $1.55 million at March 31, 2000. The effective tax rate for the three months ended March 31, 2001 was 32.0% compared to 33.5% for the three months ended March 31, 2000. The decrease in the effective tax rate is due to an increase in tax exempt interest income.

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

Deposits

Deposits consisted of the following at March 31, 2001 and December 31, 2000.



                                                             March 31,   December 31,
                                                               2001          2000
                                                           ------------  ------------
                                                              (Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing
 deposits of $93,288 and $92,879 at March 31, 2001 and
 December 31, 2000, respectively                           $  417,644    $  398,150
Money market                                                   29,929        30,781
Statement and passbook savings                                 95,808        87,120
Certificates of deposit                                       571,211       562,457
                                                           ----------    ----------
 Total deposits                                            $1,114,592    $1,078,508
                                                           ==========    ==========

Capital Resources

Stockholders' equity increased to $119.3 million at March 31, 2001 from $111.3 million at December 31, 2000, an increase of $8.0 million, or 7.2%. This increase was due to the net change in the unrealized loss on investments available for sale of $4.9 million from a net loss of $2.8 million at December 2000 to a net gain of $2.1 million at March 31, 2001 and net income of $3.1 million for the quarter ended March 31, 2001. Comprehensive income for the quarter ended March 31, 2001 was $8.0 million and a loss of $0.5 million for the quarter ended March 31, 2000. No additional treasury stock was acquired in the Company's stock repurchase program during the quarter ended March 31, 2001. No dividends were paid on common stock during the quarter ended March 31, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Company's and the Bank's actual capital amounts and ratios as of March 31, 2001 and December 31, 2000 are presented below (amounts in thousands):

                                                                                                            Required to be
                                                                                                            Categorized as
                                                                                                           Well Capitalized
                                     Company                Bank                     Required for            Under Prompt
                                     -----------------------------------------     Capital Adequacy        Corrective Action
                                     Actual                 Actual                      Purposes              Provisions
                                     ---------------------------------------------------------------------------------------
                                     Amount       Ratio     Amount      Ratio      Amount       Ratio      Amount     Ratio
                                     ---------------------------------------------------------------------------------------
As of December 31, 2000

Tangible capital to
 adjusted total assets                $53,778     3.35%   $115,924     7.25%      $23,987      1.50%     $    N/A     N/A
Core capital to adjusted
 total assets                          53,778     3.35%    115,924     7.25%       63,967      4.00%       79,958     5.00%
Total capital to risk
 weighted assets                       65,864     6.46%    128,010    12.62%       81,134      8.00%      101,418    10.00%
Tier I capital to risk weighted
     assets                            53,778     5.27%    115,924    11.43%        N/A         N/A        60,851     6.00%

As of March 31, 2001
Tangible capital to
 adjusted total assets                $57,680     3.59%   $117,380     7.34%      $23,982      1.50%     $   N/A       N/A
Core capital to adjusted
 total assets                          57,680     3.59%    117,380     7.34%       63,953      4.00%       79,941     5.00%
Total capital to risk
 weighted assets                       69,806     6.92%    129,506    12.90%       80,303      8.00%      100,379    10.00%
Tier I capital to risk weighted
     assets                            57,680     5.72%    117,380    11.69%         N/A        N/A        60,227     6.00%

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

The following table presents, for the periods indicated, an analysis of the Company's allowance for loan losses and other related data.



                                                                       Three Months        Twelve Months
                                                                      ended 3/31/01       ended 12/31/00
                                                                      -------------       --------------
                                                                             (Dollars in thousands)
     Allowance for loan losses, beginning of period                       $12,086             $11,346
     Provision for loan losses                                                750               2,300
     Charge-offs                                                           (1,080)             (3,095)
     Recoveries                                                               370               1,535
                                                                      -----------         -----------
     Allowance for loan losses, end of period                             $12,126             $12,086
                                                                      ===========         ===========
     Allowance to period-end loans                                           1.14%               1.13%
     Net charge-offs to average loans                                        0.26%               0.15%
     Allowance to period-end nonperforming loans                              293%                269%

The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at March 31, 2001 were $5.2 million, compared to $5.3 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.49% and 0.49% at March 31, 2001 and December 31, 2000, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  March 31,   December 31,
                                                     2001           2000
                                                  ---------   ------------
                                                  (Dollars in thousands)
     Nonaccrual loans                               $4,139         $4,495
     Other real estate and repossessed assets        1,084            779
                                                  ---------   ------------
      Total nonperforming assets                    $5,223         $5,274
                                                  =========   ============
     Nonperforming assets to total loans and
       other real estate owned                        0.49%          0.49%

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

At March 31, 2001, the Company had $71,000 in non-government accruing loans that were contractually past due 90 days or more. At December 31, 2000, the Company had no non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $16.3 million and $16.0 million as of March 31, 2001 and December 31, 2000, respectively. Of the 90 or more days past due and still accruing balances as of March 31, 2001, $11.3 million represent the remaining principal balance of $46 million of FHA insured and VA guaranteed mortgages purchased by the Bank in June, 1999. The contract called for the Bank to receive a pass through net yield of 7.13% and the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA. The servicing of these loans has been terminated upon the default of the servicer, which subsequently filed for bankruptcy. Management believes that the remaining principal balance and interest on these loans will be collected with no material adverse impact to the Bank.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR FINANCIAL CORP.



/s/ C. Stanley Bailey                           May 14, 2001
------------------------------------------      ------------
C. Stanley Bailey, Chief Executive Officer      Date



/s/ Rick D. Gardner                             May 14, 2001
----------------------------------------        ------------
Rick D. Gardner, Chief Financial Officer        Date