Form 10-Q
period 2001-06-30
SUPERIOR FINANCIAL CORP /AR/
filed 2001-08-13
CIK 1060770

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

                      FOR THE QUARTER ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER #0-25239


                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   51-0379417
--------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)



         16101 LaGrande Drive, Suite 103, Little Rock, Arkansas  72223
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

              Class                    Outstanding at July 31, 2001
-------------------------------------------------------------------------------
 Common Stock, $0.01 Par Value                  9,050,921

                            SUPERIOR FINANCIAL CORP.

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets, June 30, 2001 (unaudited)
         and December 31, 2000........................................     3

         Consolidated statements of income, June 30, 2001
         Three months ended June 30, 2001
         and June 30, 2000 (unaudited) and Six months ended
         June 30, 2001 and June 30, 2000 (unaudited)..................     4

         Consolidated statements of cash flows,
         Six months ended June 30, 2001
         and June 30, 2000 (unaudited)................................     5

         Notes to consolidated financial statements
         (unaudited)..................................................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................     8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................    17

Item 2.  Changes in Securities and Use of Proceeds....................    18

Item 3.  Defaults upon Senior Securities..............................    18

Item 4.  Submission of Matters to a Vote of
         Security Holders.............................................    18

Item 5.  Other Information............................................    18

Item 6.  Exhibits and Reports on Form 8-K.............................    18

SIGNATURES............................................................    19

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     SUPERIOR FINANCIAL CORP.
                                    CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except share amounts)

                                                                    June 30,       December 31,
                                                                     2001             2000
                                                                  -----------      -----------
                                                                  (unaudited)
                                  ASSETS
Cash and cash equivalents                                          $   97,372       $   55,321
Loans available for sale                                               28,953           27,226
Loans                                                               1,077,111        1,068,943
    Less: allowance for loan losses                                    12,275           12,086
                                                                  -----------      -----------

Loans, net                                                          1,064,836        1,056,857
Investments available for sale, net                                   352,229          363,008
Accrued interest receivable                                            15,676           17,515
Federal Home Loan Bank stock                                           14,330           23,713
Premises and equipment, net                                            39,971           35,407
Mortgage servicing rights, net                                          6,229            6,630
Prepaid expenses and other assets                                      13,092           13,392
Goodwill                                                               57,999           59,653
Real estate acquired in settlement of loans, net                          652              324
Deferred acquisition costs                                              2,321            2,419
                                                                  -----------      -----------
    Total assets                                                   $1,693,660       $1,661,465
                                                                  ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                       $1,148,990       $1,078,508
    Federal Home Loan Bank borrowings                                 271,000          330,000
    Other borrowed funds                                               62,916           53,628
    Note payable                                                       10,000           11,500
    Senior notes                                                       54,700           60,000
    Custodial escrow balances                                          13,176            8,114
    Other liabilities                                                  10,778            8,398
                                                                  -----------      -----------
       Total liabilities                                            1,571,560        1,550,148

Stockholders' equity:
    Common stock                                                          101              101
    Capital in excess of par value                                     94,764           94,764
    Retained earnings                                                  36,753           30,356
    Accumulated other comprehensive income (loss)                       1,609           (2,777)
                                                                  -----------      -----------

                                                                      133,227          122,444
    Treasury stock at cost, 1,031,000 shares                          (11,127)         (11,127)
                                                                  -----------      -----------
       Total stockholders' equity                                     122,100          111,317
                                                                  -----------      -----------
       Total liabilities and stockholders' equity                  $1,693,660       $1,661,465
                                                                  ===========      ===========

See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, dollars in thousands, except per share amounts)

                                                   Three Months Ended                    Six Months Ended
                                          June 30, 2001       June 30, 2000       June 30, 2001      June 30, 2000
                                          -------------      --------------       -------------      -------------
 Interest income:
    Loans                                     $22,485           $ 20,964             $ 44,902           $ 41,388
    Investments                                 5,618              6,262               11,369             12,387
    Interest-bearing deposits                     237                 44                  274                115
    Other                                         180                442                  490                776
                                             --------          ---------            ---------          ---------
 Total interest income                         28,520             27,712               57,035             54,666

 Interest expense:
    Deposits                                   10,536             10,022               21,477             19,194
    Federal Home Loan Bank borrowings           3,754              5,395                7,929             10,743
    Other borrowings                            2,239              1,721                4,543              3,391
                                             --------          ---------            ---------          ---------
Total interest expense                         16,529             17,138               33,949             33,328

Net interest income                            11,991             10,574               23,086             21,338
Provision for loan losses                       1,000                750                1,750              1,300
                                             --------          ---------            ---------          ---------
Net interest income after
  provision for loan losses                    10,991              9,824               21,336             20,038

Noninterest income:
    Service charges on deposit accounts         7,022              6,475               13,890             12,286
    Mortgage operations, net                      761                820                1,579              1,480
    Income from real estate operations, net       107                121                  226                246
    Other                                         758                548                1,423                805
                                             --------          ---------            ---------          ---------
Total noninterest income                        8,648              7,964               17,118             14,817

Noninterest expense:
    Salaries and employee benefits              7,154              6,159               14,037             12,053
    Occupancy expense                           1,077                935                2,114              1,776
    Data and item processing                    1,579              1,217                3,098              2,440
    Advertising and promotion                     431                446                  826                887
    Amortization of goodwill                      870                861                1,737              1,722
    Postage and supplies                          839                749                1,671              1,564
    Equipment expense                             636                598                1,313              1,101
    Other                                       2,163              2,142                4,201              4,011
                                             --------          ---------            ---------          ---------
Total noninterest expense                      14,749             13,107               28,997             25,554

Income before income taxes                      4,890              4,681                9,457              9,301
Income taxes                                    1,600              1,569                3,060              3,117
                                             --------          ---------            ---------          ---------
Net income                                    $ 3,290           $  3,112             $  6,397           $  6,184
                                             ========          =========            =========          =========
Basic and diluted earnings
  per share                                   $  0.36           $   0.32             $   0.70           $   0.63
                                             ========          =========            =========          =========


See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                        2001               2000
                                                                  ---------------    ---------------
Operating activities
Net income                                                            $ 6,397            $  6,184
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for loan losses                                           1,750               1,300
    Depreciation                                                        1,313               1,118
    Additions to mortgage servicing rights                               (169)             (2,499)
    Amortization of mortgage servicing rights                             570                 309
    Amortization of premiums on investments, net                          135                 445
    Amortization of goodwill                                            1,737               1,722
    Amortization of other intangibles                                     345                 352
    (Gain) loss on sale of real estate                                    (14)                  9
    Gain on sale of loans                                                (261)               (333)
    Gain on sale of investments                                          (406)                  -
    Loss on retired senior notes                                          216                   -
    Mortgage loans originated for sale                                (41,450)            (54,868)
    Proceeds from sale of mortgage loans held for sale                 56,940              72,938
    Decrease (increase) in accrued interest receivable                  1,839              (1,219)
    Increase in prepaid expenses and other assets                        (106)             (2,100)
    Net increase in custodial escrow balances                           5,062                 916
    Increase in other liabilities                                          84               2,806
                                                                     --------           ---------
Net cash provided by operating activities                              33,982              27,080

Investing activities
    Increase in loans, net                                            (27,364)            (22,912)
    Purchase of investments                                           (53,585)            (44,559)
    Proceeds from sale of investments                                  48,234                 500
    Purchase FHLB stock                                                  (490)             (1,040)
    Proceeds from sale of FHLB stock                                    9,872                   -
    Proceeds from sale of real estate                                     364                 142
    Principal payments on investments                                  23,084              18,863
    Purchase of premises and equipment                                 (5,877)             (2,835)
                                                                     --------           ---------
Net cash used in investing activities                                  (5,762)            (51,841)

Financing activities
    Net increase in deposits                                           70,482              83,269
    Net decrease in FHLB borrowings                                   (59,000)            (52,800)
    Net increase in other borrowings                                    9,288                   -
    Principal payment on note payable                                  (1,500)                  -
    Retirement of senior notes                                         (5,439)                  -
    Proceeds from common stock issued, net                                  -                   8
    Purchase of treasury stock                                              -              (5,257)
                                                                     --------           ---------
Net cash provided by financing activities                              13,831              25,220
                                                                     --------           ---------
Net increase in cash                                                   42,051                 459
Cash and cash equivalents, beginning of period                         55,321              48,241
                                                                     --------           ---------
Cash and cash equivalents, end of period                              $97,372            $ 48,700
                                                                     ========           =========

See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 2001

1.  Summary of Significant Accounting Policies

Nature of Operations

Superior Financial Corp. ("Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Federal Bank, F.S.B. (the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  Per Share Data

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 131,000 outstanding options to purchase shares that were not included in the dilutive EPS calculation for the second quarter of 2000 because they would have been antidilutive.

Basic and diluted earnings per share are computed as follows:

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                                2001       2000       2001       2000
                                              -------     ------     ------     ------
                                              (In thousands, except per share amounts)
Common shares-weighted average (basic)          9,051      9,638      9,051      9,762
Common share equivalents-weighted average         184          3        165         12
                                              -------    -------    -------    -------
Common shares-weighted average (diluted)        9,235      9,641      9,216      9,774
                                              =======    =======    =======    =======


Net Income                                     $3,290     $3,112     $6,397     $6,184
                                              =======    =======    =======    =======
Basic and diluted earnings per common share    $ 0.36     $ 0.32     $ 0.70     $ 0.63
                                              =======    =======    =======    =======


3.  Recently Issued Accounting Guidance

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS 142 on January 1, 2002.

On July 2, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company is analyzing the impact of this statement.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SUPERIOR FINANCIAL CORP.

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank.
On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company's common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets and statements of income. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company serving over 197,000 households with average noninterest revenue of approximately $160 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Results of Operations

The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended June 30, 2001 and 2000

For the three months ended June 30, 2001 the Company had net income of $3.3 million, an increase of $0.2 million from the comparable period in 2000. The primary reason for this increase was an increase in net interest income and noninterest income as discussed under the headings Net Interest Income and Noninterest Income below. For the Company, this resulted in a return on average assets of 0.80% and a return on average common equity of 11.17% for the quarter ended June 30, 2001 compared to 0.78% and 11.18%, respectively, for the same time period in 2000. The Bank had a return on average assets of 1.10% and 10.38% return on average common equity for the quarter ended June 30, 2001 compared to 1.08% and 10.75%, respectively, for the quarter ended June 30, 2000.

Total assets increased to $1.694 billion at June 30, 2001 from $1.661 billion at December 31, 2000, an increase of $33 million, or 2.0%. Loans increased from $1.069 billion at December 31, 2000 to $1.077 billion at June 30, 2001, an increase of $8 million, or 0.7%. Cash and cash equivalents increased from $55.3 million at December 31, 2000 to $97.4 million at June 30, 2001, an increase of $42.1 million, or 76.0%. Included in cash and cash equivalents, interest-earning deposits were $39.2 million and $0.4 million at June 30, 2001 and December 31, 2000, respectively. Deposits increased $70.5 million, or 6.5%, to $1.149 billion at June 30, 2001. The increase in deposits was used to reduce FHLB borrowings in addition to funding loan growth. FHLB borrowings declined $59 million from $330 million to $271 million at June 30, 2001. $5.3 million par value of 8.65% senior notes due April, 2003 were redeemed during the second quarter.

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

Net interest income for the three months ending June 30, 2001 was $12.0 million, an increase of $1.4 million, or 13.4% from $10.6 million for the same period in 2000.

In the table below, the components of net interest income are detailed.

                                                        June 30,                 June 30,
                                                          2001                    2000
                                                       ----------              ----------
                                                            (Amounts in thousands)
Average interest-earning assets                        $1,489,216             $1,467,936
Yield on earning assets (tax-equivalent)                     7.77%                  7.62%
Average interest-bearing liabilities                    1,417,869              1,404,552
Rate paid on interest-bearing liabilities                    4.66%                  4.87%
Net interest spread                                          3.11%                  2.75%
Net interest margin                                          3.33%                  2.97%

Average interest-earning assets increased $21 million from $1.468 billion in the second quarter of 2000 to $1.489 billion in the second quarter of 2001. Loans were the principal contributor to the increase in interest-earning assets as average loans were $1.010 billion in the second quarter of 2000 and increased to $1.073 billion in the second quarter of 2001, an increase of $63 million. The increase in loans offset decreases in investments and loans available for sale. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 2.75% in the second quarter of 2000 to 3.11% in the second quarter of 2001, an increase of 0.36%, due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $250,000, or 33.3%, from $750,000 for the three months ended June 30, 2000 to $1,000,000 for the three months ended June 30, 2001. Loan loss reserves were 1.14% and 1.13% of loans at June 30, 2001 and December 31, 2000, respectively.

Nonperforming loans, real estate owned and foreclosed property were $7.4 million and $5.3 million at June 30, 2001 and December 31, 2000, respectively. The allowance for loan losses totaled $12.3 million at June 30, 2001, an increase of $189,000, or 1.6% from December 31, 2000. The allowance for loan losses represented 196% and 269% of nonperforming loans at June 30, 2001 and December 31, 2000, respectively.

Noninterest Income

Noninterest income for the quarter ended June 30, 2001 was $8.6 million, an increase of $684,000, or 8.6%, over the same period in 2000. Service charges are the principal component of noninterest income. Service charges were $7.0 million for the three months ended June 30, 2001, compared to $6.5 million for the same period in 2000, an increase of $0.5 million or 8.4%. Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Growth in the number of transaction accounts and higher item charges are the primary reasons for growth in service charges. The growth in transaction accounts is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

For the three months ended June 30, 2001, noninterest expense totaled $14.7 million, an increase of $1.6 million, or 12.5%, from $13.1 million for the three months ended June 30, 2000. The Company's efficiency ratio for the quarter ended June 30, 2001 was 66.99% compared to 65.24% for the three months ended June 30, 2000. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization, by net tax equivalent interest income, plus noninterest income, excluding securities transactions. The Bank's efficiency ratio for the quarter ended June 30, 2001 was 60.87% compared to 59.16% for the three months ended June 30, 2000.

Salaries and employee benefits expense for the three months ended June 30, 2001 was $7.2 million compared to $6.2 million for the three months ended June 30, 2000, an increase of $1.0 million, or 16.2%. This increase was due primarily to incentive and commission payments due to the Bank's loan, deposit and noninterest income growth and additional personnel in the Bank's subsidiary, Superior Finance Company ("Superior Finance"), which initiated operations in the second quarter of 2000.

Occupancy expense increased $142,000, or 15.2%, from $935,000 for the three months ended June 30, 2000 to $1,077,000 for the three months ended June 30, 2001, due to the opening of one retail banking branch, the addition of eight Superior Finance offices, and the opening of an operations center in Fort Smith. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

Data and item processing increased $0.4 million, or 15.2%, from $1.2 million for the three months ended June 30, 2000, to $1.6 million for the three months ended June 30, 2001, due to loan and deposit growth, increased number of transactions, and new systems.

Income Taxes

For the three months ended June 30, 2001, income tax expense was $1.6 million, an increase of $31,000 from $1.569 million at June 30, 2000. The effective tax rate for the three months ended June 30, 2001 was 32.7% compared to 33.5% for the three months ended June 30, 2000. The decrease in the effective tax rate is due to an increase in tax exempt interest income.

For the six months ended June 30, 2001 and 2000

For the six months ended June 30, 2001, net income was $6.4 million, an increase of $.2 million from the six month period ended June 30, 2000. Increases in net interest income and noninterest income offsetting increased noninterest expense were the primary reasons for the increase in net income. For the Company, this resulted in a return on average assets of 0.78% and a return on average equity of 10.98% for the six months ended June 30, 2001 compared to 0.78% and 11.14%, respectively, for the same time period in 2000. The Bank had a return on average assets of 1.07% and 10.08% return on average common equity for the six months ended June 30, 2001 compared to 1.07% and 10.50%, respectively, for the six months ended June 30, 2000.

Net Interest Income

Net interest income for the six months ending June 30, 2001 was $23.1 million, an increase of $1.8 million or 8.2% from $21.3 million for the six months ending June 30, 2000.

The table below summarizes the components of net interest income for the six months ended June 30, 2001 and 2000.

                                                               Six months ended
                                                         June 30,              June 30,
                                                          2001                   2000
                                                       ----------             ----------
                                                           (Amounts in thousands)
   Average interest-earning assets                     $1,483,867             $1,460,657
   Yield on earning assets (tax-equivalent)                  7.81%                  7.56%
   Average interest-bearing liabilities                 1,417,504              1,396,474
   Rate paid on interest-bearing liabilities                 4.81%                  4.77%
   Net interest spread                                       3.00%                  2.79%
   Net interest margin                                       3.22%                  2.99%

Provision for Loan Losses

The provision for loan losses increased $450,000, or 34.6%, from $1.3 million for the six months ended June 30, 2000 to $1.75 million during the six month period ended June 30, 2001.

Noninterest Income

Noninterest income for the six months ended June 30, 2001 was $17.1 million, an increase of $2.3 million, or 15.5%, from $14.8 million for the six month period ended June 30, 2000.

Service charges increased from $12.3 million for the six months ended June 30, 2000 to $13.9 million for the same period in 2001, an increase of $1.6 million or 13.1%. This increase is attributed to growth in the number of accounts and higher transaction fees during 2001 compared to the same period in 2000.

Noninterest Expense

For the six months ended June 30, 2001, noninterest expense totaled $29.0 million, an increase of $3.4 million, or 13.5% for the six months ended June 30, 2000. The Company's efficiency ratio for the six months ended June 30, 2001 was 67.36% compared to 65.15% for the same period in 2000. The Bank's efficiency ratio for the six months ended June 30, 2001 was 61.57% compared to 59.20% for the same period in 2000.

Salary and benefit expense for the six months ended June 30, 2001 was $14.0 million compared to $12.1 million for the six months ended June 30, 2000, an increase of $1.9 million, or 16.5%. Incentive and commission payments due to growth of deposits, loans, and noninterest income and additional staff in Superior Finance are the primary reasons for this increase.

Occupancy expense increased from $1.8 million during 2000 to $2.1 million for the same six month period ending June 30, 2001, an increase of $.3 million or 19.0% due to the opening of new offices in 2000 and 2001. Data and item processing increased $0.7 million from $2.4 million for the six months ended 2000 to $3.1 million for the six months ended June 30, 2001 due to increased number of accounts serviced and new systems and processes.

Income Taxes

For the six months ended June 30, 2001, income tax expense was $3.1 million, a decrease of $57,000 from $3.1 million for the six months ended June 30, 2000. The effective tax rate was 32.4% for the six months ended June 30, 2001 compared to 33.5% during the same period in 2000. Increased tax exempt income from investments is the primary contributor to the decrease in effective rates.

Impact of Inflation

The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Bank's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Deposits

  Deposits consisted of the following at June 30, 2001 and December 31, 2000.

                                                        June 30,              December 31,
                                                          2001                    2000
                                                       ----------             ------------
                                                           (Dollars in thousands)
   Demand and NOW accounts, including
     noninterest-bearing deposits of
     $102,755 and $92,879 at June 30, 2001
     and December 31, 2000, respectively               $  419,610              $  398,150
   Money market                                            33,613                  30,781
   Statement and passbook savings                          96,267                  87,120
   Certificates of deposit                                599,500                 562,457
                                                      -----------             -----------
     Total deposits                                    $1,148,990              $1,078,508
                                                      ===========             ===========

Commitments

In April, 2001 the Bank entered into a five year agreement with FiServ Solutions Inc. ("FiServ") to provide the majority of the Bank's core application system processing. Additionally, the agreement calls for FiServ to furnish project management and implementation services to the Bank as the information systems are deconverted from the current processor and converted to the new operating system in late third quarter, 2001. Management does not anticipate that its data and item processing expenses will change materially as a result of the agreement.

Capital Resources

Stockholders' equity increased to $122.1 million at June 30, 2001 from $111.3 million at December 31, 2000, an increase of $10.8 million, or 9.7%. This increase was due to the net change in the unrealized loss on investments available for sale of $4.4 million and net income of $6.4 million for the six months ended June 30, 2001. Comprehensive income was $2.8 million and $3.1 million for the quarters ended June 30, 2001 and 2000, respectively, and $10.8 million and $2.7 million, for the six months ended June 30, 2001 and 2000, respectively. No additional treasury stock has been acquired in the Company's stock repurchase program during 2001. Additionally, no dividends were paid on common stock during 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Company's and the Bank's actual capital amounts and ratios as of June 30, 2001 and December 31, 2000 are presented below (amounts in thousands):

                                                                                                                  Required to be
                                                                                                                  Categorized as
                                                                                                                 Well Capitalized
                                                                                          Required for             Under Prompt
                                                                                         Capital Adequacy       Corrective Action
                                        Company Actual             Bank Actual               Purposes               Provisions
                                        Amount     Ratio         Amount     Ratio       Amount      Ratio       Amount       Ratio
                                   ---------------------    ----------------------    --------------------    ---------------------

As of December 31, 2000
Tangible capital to adjusted total
     assets                             $53,778     3.35%        $115,924     7.25%      $23,987      1.50%      $    N/A       N/A
Core capital to adjusted total
     assets                              53,778     3.35          115,924     7.25        63,967      4.00         79,958      5.00%
Total capital to risk weighted
     assets                              65,864     6.46          128,010    12.62        81,134      8.00        101,418     10.00
Tier 1 capital to risk weighted
     assets                              53,778     5.27          115,924    11.43           N/A       N/A         60,581      6.00

As of June 30, 2001
Tangible capital to adjusted total
     assets                             $61,869     3.79%        $119,313     7.34%      $24,386      1.50%      $    N/A       N/A
Core capital to adjusted total
     assets                              61,869     3.79          119,313     7.34        65,029      4.00         81,286      5.00%
Total capital to risk weighted
     assets                              74,144     6.92          131,587    12.32        85,416      8.00        106,770     10.00
Tier I capital to risk weighted
     assets                              61,869     5.77          119,313    11.17           N/A       N/A         64,062      6.00


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

                                                   Six Months      Twelve
                                                     ended      Months ended
                                                    6/30/01       12/31/00
                                                  -----------   ------------
                                                    (Dollars in thousands)
   Allowance for loan losses, beginning of period   $12,086       $11,346
   Provision for loan losses                          1,750         2,300
   Charge-offs                                       (2,256)       (3,095)
   Recoveries                                           695         1,535
                                                  ---------      --------
   Allowance for loan losses, end of period         $12,275       $12,086
                                                  =========      ========

   Allowance to period-end loans                       1.14%         1.13%
   Net charge-offs to average loans                    0.29%         0.15%


The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at June 30, 2001 were $7.4 million, compared to $5.3 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.69% and 0.49% at June 30, 2001 and December 31, 2000, respectively. Nonaccrual loans were $6.3 and $4.5 million, respectively, at June 30, 2001 and December 31, 2000. The $1.8 million increase in nonaccrual loans is primarily the result of the move of one commercial loan from accrual to nonaccural. The following table presents information regarding nonperforming assets as of the dates indicated:

                                             June 30,     December 31,
                                              2001            2000
                                           ------------   ------------
                                              (Dollars in thousands)

Nonaccrual loans                             $6,251          $4,495
Other real estate and repossessed assets      1,192             779
                                             ------          ------
     Total nonperforming assets              $7,443          $5,274
                                             ======          ======

Nonperforming assets to total loans and
     other real estate owned                   0.69%           0.49%

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

At June 30, 2001 and December 31, 2000, respectively, the Company had no non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $14.7 million and $16.0 million as of June 30, 2001 and December 31, 2000, respectively. Of the 90 or more days past due and still accruing balances as of June 30, 2001, $10.1 million represent the remaining principal balance of $46 million of FHA insured and VA guaranteed mortgages purchased by the Bank in June, 1999. The contract called for the Bank to receive a pass through net yield of 7.13% and the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA. The servicing of these loans has been terminated upon the default of the servicer, which subsequently filed for bankruptcy. Management believes that the remaining principal balance and interest on these loans will be collected with no material adverse impact to the Bank.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on May 16, 2001. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting were 9,050,921. A total of 7,783,547 shares were represented by shareholders in attendance or by proxy, representing a quorum.

The following directors were elected for a term expiring in 2002: C. Stanley Bailey, Brian A. Gahr, Rick D. Gardner, Howard B. McMahon, C. Marvin Scott, Ben
F. Scroggin, John M. Stein, John E. Steuri, and David E. Stubblefield.

Additionally, the following matter was voted upon with the votes indicated:

Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001.


                  Number of
                    Votes

For              7,782,993
Against                249
Abstain                305

Item 5.  Other Information

None

Item 6.  Exhibits and reports on Form 8-K

Current report on Form 8-K, dated as of May 7, 2001, furnishing Regulation FD Disclosure under Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Superior Financial Corp.



/s/ C. Stanley Bailey                                August 10, 2001
---------------------                                ---------------
C. Stanley Bailey, Chief Executive Officer                 Date



/s/ Rick D. Gardner                                  August 10, 2001
-------------------                                  ---------------
Rick D. Gardner, Chief Financial Officer                   Date