Form 10-Q
period 2001-09-30
SUPERIOR FINANCIAL CORP /AR/
filed 2001-11-14
CIK 1060770

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER #0-25239

                            SUPERIOR FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   51-0379417
   ------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

           16101 LaGrande Drive, Suite 103, Little Rock Arkansas 72223
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (501) 324-7282
           -----------------------------------------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                             Outstanding at October 31, 2001
-------------------------------       -----------------------------------------
 Common Stock, $0.01 Par Value                     8,863,452

                            SUPERIOR FINANCIAL CORP.

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets,
         September 30, 2001 (unaudited) and December 31, 2000.................  3

         Consolidated statements of income, September 30, 2001 Three months ended September 30, 2001 and September 30, 2000
         (unaudited) and Nine months ended
         September 30, 2001 and September 30, 2000 (unaudited)................  4

         Consolidated statements of cash flows,
         Nine months ended September 30, 2001
         and September 30, 2000 (unaudited)...................................  5

         Notes to consolidated financial statements (unaudited)...............  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................  8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................... 17

Item 2.  Changes in Securities................................................ 18

Item 3.  Defaults upon Senior Securities...................................... 18

Item 4.  Submission of Matters to a Vote of
         Security Holders..................................................... 18

Item 5.  Other Information.................................................... 18

Item 6.  Exhibits and Reports on Form 8-K..................................... 18

SIGNATURES.................................................................... 18

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior Financial Corp. ("Superior") are greater than expected;
(iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in securities markets, and (ix) adjustment to or changes in anticipated accounting of contracts and contingencies. When used in this Report, the words "believes", "estimates", "plans", "expects", "should", "may", "might", "outlook", and "anticipates", and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            SUPERIOR FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                      September 30,           December 31,
                                                                          2001                   2000
                                                                      ------------            ------------
                                                                       (unaudited)
             ASSETS
Cash and cash equivalents                                               $   52,609             $   55,321
Loans available for sale                                                    22,314                 27,226
Loans receivable                                                         1,086,609              1,068,943
     Less: allowance for loan losses                                        12,036                 12,086
                                                                        -----------            -----------
Loans receivable, net                                                    1,074,573              1,056,857
Investments available for sale, net                                        359,341                363,008
Accrued interest receivable                                                 16,823                 17,515
Federal Home Loan Bank stock                                                17,065                 23,713
Premises and equipment, net                                                 45,990                 35,407
Mortgage servicing rights, net                                               6,001                  6,630
Prepaid expenses and other assets                                           12,598                 13,392
Goodwill, net                                                               57,129                 59,653
Real estate acquired in settlement of loans, net                               870                    324
Deferred acquisition costs                                                   2,271                  2,419
                                                                        -----------            -----------
     Total assets                                                       $1,667,584             $1,661,465
                                                                        ===========            ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                           $1,155,267             $1,078,508
     Federal Home Loan Bank borrowings                                     228,500                330,000
     Other borrowed funds                                                   65,105                 53,628
     Note payable                                                            9,200                 11,500
     Senior notes                                                           54,700                 60,000
     Custodial escrow balances                                              13,526                  8,114
     Other liabilities                                                      15,362                  8,398
                                                                        -----------            -----------
         Total liabilities                                               1,541,660              1,550,148
Stockholders' equity:
     Common stock                                                              101                    101
     Capital in excess of par value                                         94,764                 94,764
     Retained earnings                                                      40,172                 30,356
     Accumulated other comprehensive income (loss)                           4,760                 (2,777)
                                                                        -----------            -----------
                                                                           139,797                122,444
     Treasury stock at cost, 1,218,469 shares                              (13,873)               (11,127)
                                                                        -----------            -----------
         Total stockholders' equity                                        125,924                111,317
                                                                        -----------            -----------
         Total liabilities and stockholders' equity                     $1,667,584             $1,661,465
                                                                        ===========            ===========

                             See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited, dollars in thousands, except per share amounts)

                                                    Three Months Ended                 Nine Months Ended
                                              Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000
                                              --------------   --------------   --------------   --------------
    Interest income:
       Loans                                      $22,239          $21,380           $67,141        $62,768
       Investments                                  5,511            6,189            16,880         18,576
       Interest-bearing deposits                      211               37               485            152
       Other                                          130              647               620          1,423
                                                  -------          -------           -------        -------
   Total interest income                           28,091           28,253            85,126         82,919
   Interest expense:
       Deposits                                    10,117           10,903            31,594         30,097
       FHLB borrowings                              3,572            5,571            11,501         16,314
       Other borrowings                             2,125            1,757             6,668          5,148
                                                  -------          -------           -------        -------
  Total interest expense                           15,814           18,231            49,763         51,559

  Net interest income                              12,277           10,022            35,363         31,360
  Provision for loan losses                         1,200              500             2,950          1,800
                                                  -------          -------           -------        -------
  Net interest income after
          provision for loan losses                11,077            9,522            32,413         29,560
  Noninterest income:
      Service charges on deposit accounts           6,834            6,637            20,724         18,923
      Mortgage operations, net                        874              603             2,453          2,083
      Income from real estate operations, net         102              126               328            372
      Other                                           913              595             2,336          1,400
                                                  -------          -------           -------        -------
  Total noninterest income                          8,723            7,961            25,841         22,778
  Noninterest expense:
      Salaries and employee benefits                7,013            6,090            21,050         18,143
      Occupancy expense                             1,183              926             3,297          2,702
      Data and item processing                      1,654            1,306             4,752          3,746
      Advertising and promotion                       281              433             1,107          1,320
      Amortization of goodwill                        869              861             2,606          2,583
      Postage and supplies                            826              714             2,497          2,278
      Equipment expense                               705              628             2,018          1,729
      Other                                         2,240            2,004             6,441          6,015
                                                  -------          -------           -------        -------
  Total noninterest expense                        14,771           12,962            43,768         38,516
  Income before income taxes                        5,029            4,521            14,486         13,822
  Income taxes                                      1,610            1,465             4,670          4,582
                                                  -------          -------           -------        -------
  Net income                                      $ 3,419          $ 3,056           $ 9,816        $ 9,240
                                                  -------          -------           -------        -------
  Basic earnings per common share                 $  0.38          $  0.33           $  1.08        $  0.96
                                                  =======          =======           =======        =======
  Diluted earnings per common share               $  0.37          $  0.33           $  1.07        $  0.96
                                                  =======          =======           =======        =======

                            See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         --------------------------------
                                                                                             2001                2000
                                                                                         -----------          -----------
   Operating activities
   Net income                                                                             $   9,816             $  9,240
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                2,950                1,800
     Depreciation                                                                             2,083                1,737
     Additions to mortgage servicing rights                                                    (230)              (2,928)
     Amortization of mortgage servicing rights                                                  860                  533
     Amortization of premiums on investments, net                                               262                  503
     Amortization of goodwill                                                                 2,606                2,583
     Amortization of other intangibles                                                          508                  524
     (Gain) loss on sale of real estate                                                         (14)                  20
     Gain on sale of loans                                                                     (515)                (440)
     Gain on sale of investments                                                               (579)                   3
     Loss on retired notes                                                                      216                    -
     Mortgage loans originated for sale                                                     (65,300)             (81,410)
     Proceeds from sale of mortgage loans held for sale                                      81,660               72,944
     Decrease (increase) in accrued interest receivable                                         692               (1,810)
     Increase in prepaid expenses and other assets                                              273               (2,742)
     Net increase in custodial escrow balances                                                5,412                3,835
     Increase in other liabilities                                                            3,443                3,893
                                                                                          ---------             --------
   Net cash provided by operating activities                                                 44,143                8,285
   Investing activities
     Increase in loans, net                                                                 (32,475)              (23,603)
     Purchase of investments                                                                (84,102)             (45,374)
     Proceeds from sale of investments                                                       61,282                  760
     Purchase FHLB stock                                                                     (3,225)              (1,423)
     Proceeds from sale of FHLB stock                                                         9,872                    -
     Proceeds from sale of real estate                                                          364                  142
     Principal payments on investments                                                       37,843               29,708
     Purchases of premises and equipment                                                    (12,666)              (3,840)
                                                                                          ---------             --------
   Net cash used in investing activities                                                    (23,107)             (43,630)
   Financing activities
     Net increase in deposits                                                                76,759               80,646
     Net decrease in FHLB borrowings                                                       (101,500)             (33,500)
     Net increase in other borrowings                                                        11,477                    -
     Principal payment on note payable                                                       (2,300)                   -
     Retirement of senior notes                                                              (5,439)                   -
     Proceeds from common stock issued, net                                                       -                    8
     Purchases of treasury stock                                                             (2,745)              (9,346)
                                                                                          ---------             --------
   Net cash (used in) provided by financing activities                                      (23,748)              37,808
                                                                                          ---------             --------
   Net (decrease) increase in cash                                                           (2,712)               2,463
   Cash and cash equivalents, beginning of period                                            55,321               48,241
                                                                                          ---------             --------
   Cash and cash equivalents, end of period                                               $  52,609             $ 50,704
                                                                                          =========             ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 2001


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Per Share Data

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. For the third quarter of 2001 and 2000, all outstanding options to purchase shares were included in the dilutive EPS calculation.

Basic and diluted earnings per common share are as follows:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   2001             2000            2001            2000
                                                ----------       ---------        ---------       ---------
                                                           (In thousands, except per share amounts)
Common shares-weighted averages (basic)           $9,036            9,297             9,046          9,606
Common share equivalents-weighted averages           231               38               187             21
                                                  ------           ------            ------         ------
Common share weighted average (diluted)            9,267            9,335             9,233          9,627
                                                  ======           ======            ======         ======

Net Income                                        $3,419           $3,056            $9,816         $9,240
                                                  ======           ======            ======         ======
Basic and diluted earnings per common share       $ 0.38           $ 0.33            $ 1.08         $ 0.96
                                                  ======           ======            ======         ======
Diluted earnings per common share                 $ 0.37           $ 0.33            $ 1.07         $ 0.96
                                                  ======           ======            ======         ======

3. Recently Issued Accounting Guidance

In September 1998, The Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value, is effective for years beginning after September 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter that begins after September 1998. The Company adopted SFAS 133 effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portions of a derivative's change in fair value will be immediately recognized in operating results. The adoption of this statement did not have a material impact on its operations or financial position.

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

4.  Commitments

In April, 2001 the Bank entered into a five-year agreement with FiServ Solutions Inc. ("FiServ") to provide the majority of the Bank's core application system processing. Additionally, the agreement calls for FiServ to furnish project management and implementation services to the Bank as the information systems are deconverted from the current processor and converted to the new operating system in mid fourth quarter, 2001. Upon completion of the project, all project costs will be reviewed and allocated according to SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Management does not anticipate that its routine and ongoing data and item processing expenses will change materially as a result of the agreement.


5.  Subsequent Event

The Company has been notified that Teresa Bauman, a former, previously terminated employee has filed a lawsuit against the Company, two of its senior executive officers and its independent auditor. Ms. Bauman's complaint purports to be on behalf of herself and other shareholders allegedly similarly situated. The lawsuit alleges that the Company's stock has been overvalued because the Company misstated its financial condition in quarterly and annual reports. In the opinion of Management, the claims asserted are without merit. The Company has referred the matter to legal counsel and expects to defend the action vigorously. Management believes that the action will not have a material adverse effect on the Company's financial condition or results of operation.

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

The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company serving over 194,000 households with average noninterest revenue of approximately $160 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Results of Operations

The Company's primary asset is its investment in 100% of the common stock of the Bank and Company's operations are funded primarily from the operations of the Bank.

For the three months ended September 30, 2001 and 2000

For the three months ended September 30, 2001 the Company had net income of $3.4 million, an increase of $0.3 million from the comparable period in 2000. The primary reason for this increase was an increase in net interest income and noninterest income as discussed under the headings Net Interest Income and Noninterest Income below. For the Company, this resulted in a return on average assets of .82% and a return on average common equity of 11.18% for the quarter ended September 30, 2001 compared to .75% and 10.9%, respectively, for the same time period in 2000. The Bank had a return on average assets of 1.07% and 9.90% and return on average common equity for the quarter ended September 30, 2001 compared to 1.04% and 10.25%, respectively, for the quarter ended September 30, 2000.

Total assets increased to $1.668 billion at September 30, 2001 from $1.661 billion at December 31, 2000, an increase of $7 million, or 0.4%. Loans increased from $1.069 billion at December 31, 2000 to $1.087 billion at September 30, 2001, an increase of $18 million, or 1.7%. Cash and cash equivalents decreased from $55.3 million at December 31, 2000 to $52.6 million at September 30, 2001, a decrease of $2.7 million, or 4.9%. Deposits increased $76.8 million, or 7.1%, to $1.155 billion at September 30, 2001. The increase in deposits was used to reduce FHLB borrowings in addition to funding loan growth. FHLB borrowings declined $101.5 million from $330 million to $228.5 million at September 30, 2001.

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

Net interest income for the three months ending September 30, 2001 was $12.3 million, an increase of $2.3 million, or 23.0% from $10 million for the same period in 2000.

In the table below, the components of net interest income are detailed.

                                                                      September 30,          September 30,
                                                                          2001                   2000
                                                                      -------------          -------------
                                                                            (Amounts in thousands)
    Average interest-earning assets                                     $1,488,006             $1,474,604
    Yield on earning assets (tax-equivalent)                                  7.60%                  7.70%
    Average interest-bearing liabilities                                 1,417,879              1,419,306
    Rate paid on interest-bearing liabilities                                 4.41%                  5.06%
    Net interest spread                                                       3.19%                  2.64%
    Net interest margin                                                       3.40%                  2.83%

Average interest-earning assets increased $13 million from $1.475 billion in the third quarter of 2000 to $1.488 billion in the third quarter of 2001. Loans were the principal contributor to the increase in interest-earning assets as average loans were $1.031 billion in the third quarter of 2000 and increased to $1.075 billion in the third quarter of 2001, an increase of $44 million. The increase in loans offset decreases in investments and loans available for sale. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 2.64% in the third quarter of 2000 to 3.19% in the third quarter of 2001, an increase of 0.55%, due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $700,000, or 140.0%, from $500,000 for the three months ended September 30, 2000 to $1,200,000 for the three months ended September 30, 2001. Loan loss reserves were 1.11% and 1.13% of loans at September 30, 2001 and December 31, 2000, respectively.

Nonperforming loans, real estate owned and foreclosed property were $8.6 million and $5.3 million at September 30, 2001 and December 31, 2000, respectively. The allowance for loan losses totaled $12.04 million at September 30, 2001, a decrease of $50,000, or 0.4% from December 31, 2000. The allowance for loan losses represented 174% and 269% of nonperforming loans at September 30, 2001 and December 31, 2000, respectively.

Noninterest Income

Noninterest income for the quarter ended September 30, 2001 was $8.7 million, an increase of $762,000, or 9.6%, over the same period in 2000. Service charges are the principal component of noninterest income. Service charges were $6.8 million for the three months ended September 30, 2001, compared to $6.6 million for the same period in 2000, an increase of $0.2 million or 3.0%. Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Growth in the number of transaction accounts and higher item charges are the primary reasons for growth in service charges. The growth in transaction accounts is largely due to the Company's successful execution of its "Totally Free Checking" program to the lower to middle income customers in the markets in which the Company operates.

Noninterest Expense

For the three months ended September 30, 2001, noninterest expense totaled $14.8 million, an increase of $1.8 million, or 13.8%, from $13 million for the three months ended September 30, 2000. The Company's efficiency ratio for the quarter ended September 30, 2001 was 65.71% compared to 66.28% for the three months ended September 30, 2000. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization, by net tax equivalent interest income, plus noninterest income, excluding securities transactions. The Bank's efficiency ratio for the quarter ended September 30, 2001 was 60.58% compared to 60.72% for the three months ended September 30, 2000.

Salaries and employee benefits expense for the three months ended September 30, 2001 was $7.0 million compared to $6.1 million for the three months ended September 30, 2000, an increase of $0.9 million, or 14.8%. This increase was due primarily to incentive and commission payments due to the Bank's loan, deposit and noninterest income growth and additional personnel in the Bank's subsidiary, Superior Finance Company ("Superior Finance"), which initiated operations in the second quarter of 2000.

Occupancy expense increased $257,000, or 27.8%, from $926,000 for the three months ended September 30, 2000 to $1,183,000 for the three months ended September 30, 2001, primarily due to the opening of one retail banking branch, and the addition of eight Superior Finance offices and the opening of an operations center in Fort Smith. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

Data and item processing increased $0.4 million, or 26.7%, from $1.3 million for the three months ended September 30, 2000, to $1.7 million for the three months ended September 30, 2001, primarily due to loan and deposit growth, increased number of transactions, and costs of new systems.

Income Taxes

For the three months ended September 30, 2001, income tax expense was $1.6 million, an increase of $145,000 from $1.465 million at September 30, 2000. The effective tax rate for the three months ended September 30, 2001 was 32.0% compared to 32.4% for the three months ended September 30, 2000. The decrease in the effective tax rate is due to an increase in tax exempt interest income.

For the nine months ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, net income was $9.8 million, an increase of $0.6 million from the nine month period ended September 30, 2000. Increases in net interest income and noninterest income offsetting increased noninterest expense were the primary reasons for the increase in net income. For the Company, this resulted in a return on average assets of 0.79% and a return on average equity of 11.08% for the nine months ended September 30, 2001 compared to 0.78% and 11.04%, respectively, for the same time period in 2000. The Bank had a return on average assets of 1.07% and 10.02% return on average common equity for the nine months ended September 30, 2001 compared to 1.06% and 10.41%, respectively, for the nine months ended September 30, 2000.

Net Interest Income

Net interest income for the nine months ending September 30, 2001 was $35.4 million, an increase of $4.0 million or 12.7% from $31.4 million for the nine months ending September 30, 2000.

The table below summarizes the components of net interest income for the nine months ended September 30, 2001 and 2000.

                                                                               Nine months ended
                                                                      September 30,          September 30,
                                                                          2001                   2000
                                                                      -------------          -------------
                                                                            (Amounts in thousands)
    Average interest-earning assets                                     $1,485,262             $1,465,306
    Yield on earning assets (tax-equivalent)                                  7.73%                  7.60%
    Average interest-bearing liabilities                                 1,417,630              1,404,084
    Rate paid on interest-bearing liabilities                                 4.68%                  4.86%
    Net interest spread                                                       3.05%                  2.74%
    Net interest margin                                                       3.27%                  2.94%

Provision for Loan Losses

The provision for loan losses increased $1.15 million, or 63.9%, from $1.8 million for the nine months ended September 30, 2000 to $2.95 million during the nine month period ended September 30, 2001.

Noninterest Income

Noninterest income for the nine months ended September 30, 2001 was $25.8 million, an increase of $3.0 million, or 13.2%, from $22.8 million for the nine month period ended September 30, 2000.

Service charges increased from $18.9 million for the nine months ended September 30, 2000 to $20.7 million for the same period in 2001, an increase of $1.8 million or 9.5%. This increase is attributed to growth in the number of accounts and higher transaction fees during 2001 compared to the same period in 2000.

Noninterest Expense

For the nine months ended September 30, 2001, noninterest expense totaled $43.8 million, an increase of $5.3 million, or 13.8% for the nine months ended September 30, 2000. The Company's efficiency ratio for the nine months ended September 30, 2001 was 66.79% compared to 65.52% for the same period in 2000. The Bank's efficiency ratio for the nine months ended September 30, 2001 was 61.23% compared to 59.93% for the same period in 2000.

Salary and benefit expense for the nine months ended September 30, 2001 was $21.1 million compared to $18.1 million for the nine months ended September 30, 2000, an increase of $3.0 million, or 16.6%. Incentive and commission payments attributable to growth of deposits, loans, and noninterest income and additional staff in Superior Finance are the primary reasons for this increase.
Occupancy expense increased from $2.7 million during 2000 to $3.3 million for the same nine month period ending September 30, 2001, an increase of $0.6 million or 22.2% due to the opening of new offices in 2000 and 2001. Data and item processing increased $1.1 million from $3.7 million for the nine months ended 2000 compared to $4.8 million for the nine months ended September 30, 2001 due to increased number of accounts serviced and costs of new systems and processes.

Income Taxes

For the nine months ended September 30, 2001, income tax expense was $4.7 million, an increase of $0.1 million from $4.6 million for the nine months ended September 30, 2000. The effective tax rate was 32.2% for the nine months ended September 30, 2001 compared to 33.2% during the same period in 2000. Increased tax exempt income from investments is the primary contributor to the decrease in effective rates.

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

Deposits

         Deposits consisted of the following at September 30, 2001 and December 31, 2000.

                                                                      September 30,           December 31,
                                                                          2001                   2000
                                                                      -------------           ------------
                                                                               (Dollars in thousands)
  Demand and NOW accounts, including noninterest-bearing
    deposits of $94,555 and $92,879 at September 30, 2001
    and December 31, 2000, respectively                                 $  412,361             $  398,150

  Money market                                                              31,849                 30,781

  Statement and passbook savings                                            97,464                 87,120

  Certificates of deposit                                                  613,593                562,457
                                                                        ----------             ----------
      Total deposits                                                    $1,155,267             $1,078,508
                                                                        ==========             ==========

Capital Resources

Stockholders' equity increased to $125.9 million at September 30, 2001 from $111.3 million at December 31, 2000, an increase of $14.6 million, or 13.1%. This increase was due to the net change in the unrealized gain/loss on investments available for sale of $7.5 million, net income of $9.8 million for the nine months ended September 30, 2001 and $2.7 million in treasury stock acquired in the Company's stock repurchase program. Comprehensive income was $6.6 million and $5.2 million for the quarters ended September 30, 2001 and 2000, respectively and $17.3 million and $7.8 million for the nine months ended September 30, 2001 and 2000, respectively. Additionally, no dividends were paid on common stock during 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Company's and the Bank's actual capital amounts and ratios as of September 30, 2001 and December 31, 2000 are presented below (amounts in thousands):

                                                                                                             Required to be
                                                                                                             Categorized as
                                                                                                            Well Capitalized
                                                                                      Required for            Under Prompt
                                                Company               Bank          Capital Adequancy       Corrective Action
                                                Actual               Actual              Purposes              Provisions
                                            Amount    Ratio      Amount     Ratio    Amount      Ratio       Amount     Ratio
                                           --------   -----     --------    -----   --------     -----      --------    -----
As of December 31, 2000
Tangible capital to adjusted total
  assets                                   $53,778     3.35%    $115,924     7.25%   $23,987      1.50%     $    N/A      N/A
Core capital to adjusted total assets       53,778     3.35      115,924     7.25     63,967      4.00        79,958     5.00%
Total capital to risk weighted assets       65,864     6.46      128,010    12.62     81,134      8.00       101,418    10.00
Tier 1 capital to risk weighted assets      53,778     5.27      115,924    11.43        N/A       N/A        60,581     6.00

As of September 30, 2001
Tangible capital to adjusted total
  assets                                   $63,434     3.95%    $121,151     7.58%   $23,987      1.50%     $    N/A      N/A
Core capital to adjusted total assets       63,434     3.95      121,151     7.58     63,964      4.00        79,955     5.00%
Total capital to risk weighted assets       75,470     7.26      133,186    12.86     82,829      8.00       103,538    10.00
Tier 1 capital to risk weighted assets      63,434     6.10      121,151    11.70        N/A       N/A        62,123     6.00

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

                                                                                                Twelve
                                                                                                Months
                                                                       Nine Months               ended
                                                                      ended 9/30/01            12/31/00
                                                                      -------------            ---------
                                                                               (Dollars in thousands)
  Allowance for loan losses, beginning of period                         $12,086                 $11,346
  Provision for loan losses                                                2,950                   2,300
  Charge-offs                                                             (4,170)                 (3,095)
  Recoveries                                                               1,170                   1,535
                                                                         -------                 -------
  Allowance for loan losses, end of period                               $12,036                 $12,086
                                                                         =======                 =======
  Allowance to period-end loans                                             1.11%                   1.13%
  Net charge-offs to average loans                                           .37%                   0.15%
  Allowance to period-end nonperforming loans                                174%                    269%

The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at September 30, 2001 were $8.6 million, compared to $5.3 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.79% and 0.49% at September 30, 2001 and December 31, 2000, respectively. Nonaccrual loans were $6.9 and $4.5 million, respectively, at September 30, 2001 and December 31, 2000. The $2.4 million increase in nonaccrual loans is primarily the result of the move of $.6 million in mortgage loans and two commercial loans totaling $1.5 million from accrual to nonaccrual. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                 2001            2000
                                                ------          ------
                                                (Dollars in thousands)
Nonaccrual loans                                $6,925          $4,495
Other real estate and repossessed assets         1,655             779
                                                ------          ------
    Total nonperforming assets                  $8,580          $5,274
                                                ======          ======

Nonperforming assets to total loans and
  other real estate owned                         0.79%           0.49%

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

At September 30, 2001 and December 31, 2000, respectively, the Company had $219,000 in non-government accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these is insured by the federal government. The aggregate unpaid balance of accruing loans which were past due 90 or more days was $12.9 million and $16.0 million as of September 30, 2001 and December 31, 2000, respectively. Of the loan balances that are 90 or more days past due and still accruing as of September 30, 2001, $8.7 million represent the remaining principal balance of $46 million of FHA insured and VA guaranteed mortgages purchased by the Bank in September, 1999. The contract called for the Bank to receive a pass through net yield of 7.13% and the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA. The servicing of these loans has been terminated upon the default of the servicer, which subsequently filed for bankruptcy. Management believes that the remaining principal balance and interest on these loans will be collected with no material adverse impact to the Bank.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.


/s/ C. Stanley Bailey                                         November 14, 2001
------------------------------------------                    -----------------
C. Stanley Bailey, Chief Executive Officer                          Date



/s/ Rick D. Gardner                                           November 14, 2001
------------------------------------------                    -----------------
Rick D. Gardner, Chief Financial Officer                            Date