Form 10-K
period 2001-12-31
SUPERIOR FINANCIAL CORP /AR/
filed 2002-04-01
CIK 1060770

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

    For the Fiscal Year Ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                           Commission File #0-25239

                               -----------------


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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.01
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   The aggregate market value of the 6,312,057 shares of voting stock of the registrant held by non-affiliates as of March 15, 2002 based on the average bid and ask prices of $15.55 per share for Common Stock was approximately $98,152,486. (For purposes of calculating this amount, all directors, officers and principal shareholders of record of the registrant are treated as affiliates).

   Shares of Common Stock outstanding at March 15, 2002 were 8,574,748.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Part of
  Document                                                           Form 10-K
  --------                                                           ---------
  Portions of Definitive Proxy Statement for the 2002 Annual Meeting
    as specifically referred to herein.............................. Part III

================================================================================

NOTE:  Restated Consolidated Financial Statements.

   Superior Financial Corp. (the "Company" or "Superior") has conducted a review of its accounting for the cost of a technology conversion commenced in December, 2000 and completed in November, 2001. As a result of this review, in consultation with the Company's independent auditors and the Audit Committee of the Board of Directors, management has restated the Company's financial statements for year end 2000 and the first, second and third quarters of 2001. This report contains restated financial information for all of the above fiscal periods. A tabular comparison of restated financial information to the same information as originally reported is set forth on page 35 of this report. The reasons for, and the financial impact of, the restatements are described in
Note 2 of the Notes to Consolidated Financial Statements set forth herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatement beginning on page 15. Previously issued financial statements for the periods restated should not be relied upon.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) the Company's ability to attract new business through merger related customer dislocation is less than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation);
(viii) changes in the value of the Company's purchased mortgage portfolio; (ix) adverse developments in litigation pending against the Company; and (x) impairment of goodwill under applicable accounting principles. (xi) changes in the securities markets. When used in this Report, the words "believes," "estimates," "plans," "expects," "should," "may," "might," "outlook," and "anticipates," and similar expressions as they relate to the Company (including its subsidiaries), or its management are intended to identify forward-looking statements.

                                    PART I

Item 1.  Business

General

   The Registrant, Superior Financial Corp. ("the Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the "Bank"), a federally chartered thrift institution, from NationsBank, N.A. (now Bank of America). The acquisition was consummated on April 1, 1998. The Bank was founded in 1934 in Fort Smith, Arkansas. In 1992, the Bank was acquired by Boatmen's Bancshares, Inc. ("Boatmen's"). In turn, Boatmen's was acquired by NationsBank in 1997. The Bank has expanded through de novo growth and acquisitions to 57 branches and 11 loan production offices concentrated in Ft. Smith, Little Rock, eastern Oklahoma and Alabama. At December 31, 2001 the Company had consolidated assets of $1.72 billion, shareholders equity of $119.4 million, deposits of $1.22 billion and gross loans of $1.07 billion.

Financial Products and Services

   The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include investment services, automated teller machines, debit card, credit related life and disability insurance, safety deposit boxes, internet banking, bill payment, and telephone banking. The Company serves approximately 189,000 households with average noninterest revenue of approximately $150 per account annually. The Bank attracts primary banking relationships through the customer-oriented service environment created by the Bank's personnel combined with competitive financial products.

Asset Quality

   The successful implementation of the Company's business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality with staff support provided by a dedicated loan review function. In addition, lending units are supported by credit scoring models and centralized review.

   As of December 31, 2001, the Company's allowance for loan losses is approximately 1.13% of total loans. The Company has procedures designed to achieve rapid resolution of nonperforming loans and prompt and efficient liquidation of real estate, automobiles and other forms of collateral.

Subsidiaries

   The Company's only subsidiaries are the Bank and Superior Financial
Statutory Trust I (the "Superior Statutory Trust"), a Connecticut business trust. The Superior Statutory Trust was formed for the purpose of issuing trust preferred securities. This transaction is described on page 30 in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures." The Bank owns several subsidiaries, including
Superior Financial Services, Inc., an Arkansas corporation, which acts as an investment advisor and sells certain investment products, as well as owning a second-tier subsidiary, Southwest Protective Life Insurance Company, which sells consumer loan credit life and disability insurance to consumer loan borrowers of the Bank, and Superior Finance Company, a consumer finance company.

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

   The competitive environment for both the Company and the Bank may be materially affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB Act"). This law modifies or eliminates many barriers between investment banking, commercial banking and insurance underwriting and sales. See "--Certain Regulatory Considerations." These changes in the law may create greater competition for the Company and its subsidiaries, including the Bank, by increasing the number and types of competitors and by encouraging increased consolidation within the financial services industry.

Employees

   As of December 31, 2001, the Company had 779 full-time employees, and 87 part-time employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes arising from any such organized labor group. The Company provides medical, hospitalization and group life insurance to eligible employees. In addition, the Company provides a competitive 401(k) plan to which it contributes up to 3% of employee salaries on a matching basis with customary vesting requirements.

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

Regulation of Savings and Loan Holding Companies

   Holding Company Activities. The Company currently operates as a unitary savings and loan holding company by virtue of its direct ownership of the Bank. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the Home Owners Loan Act (the "HOLA"). If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. A multiple savings and loan holding company must obtain approval of the OTS before engaging in the activities described in (vii) above.

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


   In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association or its subsidiary to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

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

   All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the most highly-rated savings institutions are required to maintain core capital equal to a minimum of 3% of adjusted total assets. All other savings institutions are required to maintain core capital equal to a minimum of 4% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

   Under current OTS regulations, a savings institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The Bank is not currently subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity and Liquidity, and Capital Resources."

   Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A savings institution's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings institution to enforcement actions and other proceedings. Any savings institution not in compliance with all of its capital requirements is required to submit a capital plan that addresses the institution's need for additional capital and meets certain additional requirements. The savings institution must certify that, among other things, while the capital plan is being reviewed by the OTS, the savings association will not, without the approval of the appropriate OTS Regional Director, grow beyond net interest credited or make any capital distributions. If a savings institution's capital plan is not approved, the institution will become subject to asset growth restrictions and other restrictions or limitations set forth in the OTS Regional Director's notice of disapproval. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings institution not in compliance with the capital requirements to pay dividends, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels,
(ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

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

   The regulations establish five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, the ratio of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a "well-capitalized" institution as "adequately-capitalized" and may require, under certain circumstances, an "adequately-capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a "significantly-undercapitalized" institution as "critically undercapitalized").

   At December 31, 2001, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

   Enforcement Powers. The OTS and, under certain circumstances, the FDIC have substantial enforcement authority with respect to savings institutions, including authority to bring various enforcement actions against a savings institution and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings institution's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings institution or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including, for example, to make restitution or provide reimbursement, indemnification or guarantee against loss; to restrict the growth of the institution; and to rescind agreements and contracts.

   Capital Distribution Regulation. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings institutions. Capital distributions are defined to include, in part, certain distributions of cash or other property to the owners of such institution, payments for stock repurchases and redemptions, and other distributions charged against the capital accounts of a savings institution.

   Under OTS regulations, an institution must file an application with the OTS in order to obtain OTS approval of a proposed capital distribution under the following circumstances: (i) the institution is not eligible for expedited treatment under applicable OTS regulations; (ii) the total amount of the institution's capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus its retained net income for the preceding two years; (iii) the institution would not be at least adequately capitalized following the distribution; or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the institution and the OTS or the FDIC, or violate a condition imposed on it in an OTS-approved application or notice. If an institution is not required to file an application prior to a capital distribution, but one of the following conditions is met, the institution must file a notice with the OTS prior to the proposed capital distribution: (i) the institution would not be well capitalized following the distribution; (ii) the proposed capital distribution would reduce the amount of or retire any part of the institution's common or preferred stock or certain debt instruments such as notes or debentures included in capital; or (iii) the institution is a subsidiary of a savings and loan holding company. If none of the application requirements are met, and none of the notice requirements are met, the institution is not required to file either a notice or an application with the OTS before making a capital distribution.

   Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become one or more banks or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; and (iii) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test.

   Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that at least 65% of its "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and 100% of stock issued by the Federal Home Loan Mortgage Corporation or FNMA. "Portfolio assets" consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2001, the Bank met the QTL test.

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

   The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund (the "SAIF"). If so, it may require that no SAIF member engage in that activity directly.

   FDIC Assessments. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (the "BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions.

   Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized" and "undercapitalized." "Well capitalized" and "adequately capitalized" institutions are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed previously. "Undercapitalized" institutions are those that do not qualify as either "well capitalized" or "adequately capitalized." These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds' ratio of reserves to insured deposits at 1.25%. During 2001 and for the first semiannual assessment period of 2002, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns.

   In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. The average annual assessment rate in 2001 was 1.90 cents per $100 of assessable deposits for both SAIF-insured deposits and BIF-insured deposits. For the first quarter of 2002, the FICO assessment rate for such deposits will be 1.82 cents per $100.

   The Bank's assessment expense for the year ended December 31, 2001 equaled $212,000.

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

   Change of Control. Subject to certain limited exceptions, no company or person may acquire control of a savings association without the prior approval of the OTS. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

   Privacy. In 2000, the federal banking regulators issued final regulations implementing certain provisions of the GLB Act governing the privacy of consumer financial information. The regulations, which were effective November 13, 2000 but were not mandatory until July 1, 2001, limit the disclosure by financial institutions such as the Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for consumers to "opt out" of disclosures to nonaffiliated third parties.

   Legislation. On November 12, 1999, the GLB Act was signed into law. The primary purpose of the GLB Act is to eliminate barriers between investment banking and commercial banking, permitting, with certain limitations, the affiliation of banks, securities firms, insurance companies, and other financial service providers. Generally, the GLB Act: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by and through banks and bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (vi) modifies the laws governing the implementation of the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

Item 2.  Properties

   The Company currently offers a broad range of banking services through a total of 57 branch banks and 11 loan production offices located in central and northwestern Arkansas, Oklahoma, and Alabama as follows:

                                                 No. of   Square
                    Market Area                 Locations Footage
                    -----------                 --------- -------
               Ft. Smith/Van Buren MSA.........     9     130,630
               Little Rock MSA.................    21     127,072
               North and Central Arkansas......    12      38,699
               Oklahoma........................    15      65,819
               Fayetteville/Springdale MSA.....     3       8,553
               Tulsa MSA.......................     4      10,831
               Alabama.........................     4       5,720

   The Company owns 45 offices and leases the remaining 23 locations. The leases have a range of terms and renewal options. Two of these facilities are multi-story, multi-tenant offices. The Superior Tower located in Ft. Smith consists of 95,000 square feet and is 50% occupied by the Company. The other facility located in downtown Little Rock contains 45,000 square feet and is 53% occupied by the Company.

Item 3.  Legal Proceedings

   Recent Litigation. In August 2001, the Company began an investigation of an apparent defalcation. As a result of the investigation, a mid-level manager of the Bank was terminated. The results of the investigation also implicated the Bank's controller. On November 2, 2001, the controller delivered to a director of the Company a letter in which he alleged that management had intentionally misstated the Company's financial statements and proposed to file with the Securities and Exchange Commission materially inaccurate financial information with regard to a technology conversion then in progress and a purchased mortgage portfolio.

   Also on November 2, 2001, the terminated mid-level manager filed a suit styled Bauman, et al v. Superior Financial Corporation, et al., Civ. No. 4-01-CV-00756G8; U.S. District Court, Eastern District of Arkansas, Western Division (the "Bauman Suit"). The suit, which names the Company, two of its executive officers and the Company's independent auditors as defendants, alleges that, for the past two years, the Company had overstated income in press releases and financial reports, and thus improperly inflated its stock price. The complaint seeks undetermined damages for shareholders who purchased stock in that period.

   On November 5, 2001, the Board of Directors created a Special Committee to investigate the allegations contained in the controller's letter. The Special Committee is comprised of two outside directors who are not also members of the Audit Committee and is authorized to conduct a thorough investigation with the assistance of independent outside counsel. The Special Committee promptly conducted its investigation which included, among other things, extensive interviews with management, the Company's independent auditors and the controller. On November 14, 2001, the Special Committee reported to the full Board and the independent auditors its conclusion that the controller's allegations were not supported by the facts established during the investigation.

   As a result of the continued investigation into the apparent defalcation, the Bank terminated the controller on December 3, 2001. Thereafter, on December 20, 2001, the Bank filed suit in the action styled, Superior Bank v. Bauman, et al., Case No. CV-2001-1089 in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division (the "Superior Bank Suit"). The complaint alleges that the mid-level manager had embezzled from the Bank and that the controller had, among other things, breached his fiduciary duties by permitting the embezzlement to occur. On December 28, 2001, the defendants filed answers and counterclaims against the Bank alleging defamation and seeking damages in unstated amounts.

   On January 4, 2002, the same attorney who filed the Bauman Suit filed in the same court a case styled Kashima v. Superior Financial Corp., et al., Cir. No. 4-02-CV-007SWW (the "Kashima Suit"). The complaint sets forth essentially the same allegations and seeks the same relief against the same defendants as those set forth and sought in the Bauman Suit. On February 4, the plaintiffs' attorney filed a suit styled Cottrell v. Gardner, et al., Case No. CV-2002-121(I) in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division. The case purports to be a shareholders' derivative action and seeks recovery on behalf of the Company against the members of the Board of Directors for damages arising from alleged falsification of the Company's financial statements. The allegations essentially repeat those advanced in the Bauman Suit and the Kashima Suit.

   In February 2002, the Special Committee obtained access to additional information and renewed its investigation. On February 13, 2002 the Special Committee delivered to the full Board of Directors a supplemental report in which the Special Committee concluded that its original conclusions remained unchanged and that it found no evidence of any illegal activity, conspiracy, or bad faith on the part of management of the Company with respect to the matters subject to the investigation.

   All of the cases outlined above are in the earliest stages of litigation. In the Kashima Suit, the plaintiff has moved to consolidate the suit with the Bauman suit and to name lead plaintiffs. The motion is pending. In the Superior Bank suit, the court recently granted the Bank's motion to dismiss the counterclaim for lack of specificity. The plaintiffs will have an opportunity to amend their counterclaims.
   The Bank intends to pursue its claims vigorously, and the Company intends to defend the claims against it with equal vigor. At this early stage of litigation, the Bank and the Company are unable to predict the outcome of the litigation and its effect, if any, on the financial condition of the the Company or Bank.

   The Company's Certificate of Incorporation and Bylaws contain provisions for the indemnification of officers and directors under certain circumstances. Claims arising under the litigation described above may entitle officers and directors to indemnification under those provisions.

   The Goodwill Litigation. As a result of the acquisition of the Bank from Bank of America (formerly NationsBank), the Company succeeded to Bank of America's right and interest in the proceedings brought under the caption Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). The Goodwill Litigation relates to claims for damages by the Bank against the United States. Under the terms of the acquisition, the Company has agreed to pay Bank of America 50% of any net recovery (total recovery obtained in a judgment or settlement of the claims less litigation expenses). The Company is unable to estimate the likelihood or amount of any judgment or settlement.

   The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse affect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted during the fourth quarter of 2001 to a vote of the shareholders, through solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

   The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "SUFI". As of March 15, 2002, the Company had outstanding 8,574,748 shares of Common Stock, with 1,163 shareholders of record. Prior to February 4, 1999, there was no established trading market for the Common Stock. On February 4, 1999, the Common Stock began trading on the NASDAQ bulletin board. On November 11, 1999, the Common Stock began trading on the NASDAQ National Market System.

   The following table indicates the high and low bid prices for the Common Stock for each quarter of 2001 and 2000. The Company paid no dividends on the Common Stock in 2000 or 2001, but declared a dividend of $.10 per share on November 14, 2001, payable in cash or Common Stock on January 23, 2002.

                                       Bid Price of
                                       Common Stock
                                      ---------------
                          2001         High     Low
                          ----        ------- -------
                          1st Quarter $14.750 $11.250
                          2nd Quarter  15.850  12.625
                          3rd Quarter  17.625  13.500
                          4th Quarter  16.250  13.950

                                       Bid Price of
                                       Common Stock
                                      ---------------
                          2000         High     Low
                          ----        ------- -------
                          1st Quarter $11.750 $ 7.937
                          2nd Quarter  10.625   8.937
                          3rd Quarter  11.250  10.062
                          4th Quarter  12.812  10.750

Item 6.  Selected Financial Data

                             FINANCIAL INFORMATION
                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                  Superior Financial Corp.                 Superior Bank(3)
                                            ------------------------------------  ----------------------------------
                                                   Year Ended December 31               Year Ended December 31
                                            ------------------------------------  ----------------------------------
                                                        (As Restated)
                                               2001        2000(1)       1999      1998(2)       1998        1997
                                            ----------  ------------- ----------  ----------  ----------  ----------
                                                           (Dollars in thousands except ratio amounts)
Income statement data:
  Net interest income...................... $   48,447   $   41,620   $   41,263  $   24,282  $   38,899  $   38,305
  Provision for loan losses................      4,500        2,300        2,270       1,021       8,786       2,155
                                            ----------   ----------   ----------  ----------  ----------  ----------
  Net interest income after provision for
   loan losses.............................     43,947       39,320       38,993      23,261      30,113      36,150
  Noninterest income.......................     36,635       31,028       26,926      18,712      24,228      23,280
  Noninterest expense......................     62,841       52,739       48,086      31,053      41,679      39,316
                                            ----------   ----------   ----------  ----------  ----------  ----------
  Income before taxes......................     17,741       17,609       17,833      10,920      12,662      20,114
  Net income...............................     12,291       11,815       11,386       6,675       6,409      10,922
Balance sheet data at December 31:
  Total assets.............................  1,720,618    1,661,465    1,591,945   1,378,716   1,368,171   1,256,153
  Investments..............................    374,819      363,008      354,915     364,061     358,877     382,211
  Loans....................................  1,072,846    1,068,943    1,004,961     818,371     818,371     697,869
  Allowance for loan losses................     12,109       12,086       11,346      10,472      10,472       4,660
  Deposits.................................  1,215,034    1,078,508      977,936     967,743     971,590     982,442
  Total stockholders' equity...............    119,410      110,817      105,586     101,812     168,968     161,832
Average balance sheet data:
  Total assets.............................  1,663,769    1,615,841    1,516,603   1,292,196   1,287,756   1,291,295
  Investments..............................    354,719      360,681      357,318     334,321     339,384     410,876
  Loans....................................  1,076,376    1,024,549      971,640     711,798     706,700     684,379
  Allowance for loan losses................     12,047       11,874       11,041      10,465       9,055       4,886
  Deposits.................................  1,125,410    1,037,496      978,503     981,987     991,311     995,237
  Total stockholders' equity...............    117,607      111,714      106,309      88,410     167,296     156,432
Performance Ratios:
  Return on average assets.................       0.74%        0.73%         .75%        .69%        .50%        .85%
  Return on average common equity..........      10.45        10.58        10.71       10.05        3.83        6.98
  Net interest margin......................       3.35         2.92         3.06        2.83        3.42        3.44
  Efficiency ratio.........................       70.2         67.0        70.32       72.25       66.34       63.84
Asset Quality Ratios:
  Nonperforming assets to total loans and
   other real estate.......................        .99          .49          .24         .48         .48         .82
  Net charge-offs to average loans.........        .42          .15          .15         .20         .42         .37
  Allowance for loan losses to total loans.       1.13         1.13         1.13        1.27        1.27         .67
  Allowance for loan losses to
   nonperforming loans.....................        151          269          579         313         313          91
Capital Ratios:
  Tangible capital ratio...................       5.17         3.32         3.16        2.85        7.99        7.40
  Average stockholders' equity to average
   total assets............................       7.08         6.91         7.00        6.84       12.99       12.11
  Core capital ratio.......................       5.17         3.32         3.16        2.85        7.99        7.40
  Risk-based capital ratio.................       8.99         6.42         6.19        5.50       16.70       15.69

--------
(1) The December 31, 2000 financial data has been restated to reflect the adjustments related to the technology conversion. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatement" beginning on page 15 and Note 2 to the Notes to Consolidated Financial Statements.
(2) Superior Financial Corp. (the "Company") was organized on November 12, 1997 for the purpose of acquiring Superior Bank, (the "Bank"). The Company had no operations in 1997 other than the costs associated with the private placement offering. The results of operations of the Bank were consolidated with those of the Company from April 1, 1998, the date of the acquisition.
(3) The results of operations of the Bank are presented for the years ended December 31, 1998 and 1997 as the Company was not organized until 1997 and had no significant operations until the Bank was acquired on April 1, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Superior Financial Corp. (the "Company" or "Superior") is a unitary thrift holding company offering full service banking primarily in Arkansas and Oklahoma. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the "Bank"). On April 1, 1998 the Company completed a private placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering. The Bank is a federally chartered savings association. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets and statements of operations. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information contained in this Annual Report.

   The Company's primary asset is its investment in 100% of the common stock of the Bank and the Company's operations are funded primarily from the operations of the Bank. The Bank's operating subsidiaries include Superior Finance Company ("Superior Finance"), a consumer finance company, Superior Financial Services, Inc., a discount brokerage, investment advisory and insurance company, Superior Title Services, and Superior Real Estate Holdings, Inc., a real estate investment trust holding company.

   In November 2000, Superior Finance completed the acquisition of four consumer finance offices in north Alabama for approximately $125,000 in cash from Southern Financial, Inc., a Nashville, Tennessee based finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

Restatement

   In the first quarter of 2000, management of Superior began evaluating the Company's present and anticipated data processing needs. As a part of this process, management entered into discussions with several vendors, including BISYS, Inc., the Company's data processor at that time. After consideration of the options available to the Company, management decided to terminate its Services Agreement with BISYS and so notified BISYS on December 28, 2000.

   On January 5, 2001, BISYS acknowledged receipt of the termination notice and provided Superior with estimates of early termination costs based on an estimated date of deconversion from the BISYS system at the end of July 2001. Subsequently, BISYS and Superior agreed to set the deconversion on August 10, 2001. However, the size of the project and the technical challenges of the deconversion prompted Superior in July 2001 to request a further extension to September 21, 2001. Thereafter, a dispute arose between Superior and BISYS regarding Superior's right to terminate the Services Agreement under the early termination provisions therein and Superior's right to require that BISYS release Superior's customer data. This dispute resulted in litigation between Superior and BISYS, which commenced in August 2001.

   In September 2001, management of Superior and representatives of BISYS began to negotiate the timing, manner and cost of completing the deconversion, as well as the issues presented in the litigation. On September 14, 2001 representatives of both companies scheduled face-to-face negotiations and agreed to delay the deconversion until October 19, 2001. The further delay of deconversion was required by the complexities of the deconversion process and by the uncertainties created by disruptions resulting from the events of September 11, 2001.

   On September 28, 2001, Superior and BISYS entered into a written agreement that fixed the date of deconversion at October 19, 2001, established a rate schedule for processing and deconversion if deconversion were not completed by November 20, 2001, and settled the issues under litigation. Pursuant to this agreement, Superior paid BISYS a lump-sum amount of $3.7 million, which represented payment for past processing charges, future processing through deconversion and termination and deconversion charges contractually due at the time of deconversion.

   The deconversion project was completed in the fourth quarter of 2001. Upon subsequent completion of its accounting analysis, Superior restated prior periods financial statements to reflect adjustments for cumulative processing costs in accordance with the Services Agreement and to recognize the expenses of the project over the entire period in which deconversion took place, beginning with Superior's notice of termination in December 2000 and ending with the completion of deconversion in November 2001. Therefore, Superior has restated its prior periods financial statements to reflect recognition of after-tax expense of $1.4 million in addition to after-tax expense of $458 thousand previously recognized in third quarter 2001 and after-tax expense of $643 thousand recognized in fourth quarter 2001. The $1.4 million of after-tax expense restated has been allocated as follows:

  . Early termination fees of $454 thousand have been expensed in the fourth quarter of 2000 based on a formula contained in the Services Agreement, assuming that the termination had occurred as originally scheduled in July 2001. Superior has concluded that this expense was reasonably estimable at the time of the December 28, 2000 termination notice. However, since the deconversion did not occur until the fourth quarter of 2001, additional early termination fees of $41 thousand, calculated with reference to the formula, have been expensed in each of the first, second and third quarters of 2001.

  . Deconversion fees of $366 thousand have been expensed over the eight-month early termination period measured from the notice of termination in December 2000 through the proposed deconversion date in July 2001. Of this total, $46 thousand has been expensed in each of the fourth quarter 2000 and the third quarter 2001, and $137 thousand has been expensed in each of the first and second quarters of 2001. The company allocated the deconversion fees over the early termination period because the amounts paid were attributable to additional processing costs related to deconversion and incurred throughout the deconversion process.

  . Additional processing costs of $478 thousand have been expensed in the third quarter of 2001. These amounts represent the rate called for under the Services Agreement for processing services performed beyond the early termination period.

   In addition to the conversion costs described above, Superior incurred certain conversion costs of $156 thousand after tax, related primarily to training provided by the new data processor. The restatement reflects allocation of these costs in the amounts of $40 thousand, $32 thousand and $84 thousand in first, second and third quarters 2001, respectively.

For the years ended December 31, 2001, 2000, and 1999

Results of Operations

   Net income for the year ended December 31, 2001 was $12.3 million, an increase of $.5 million from $11.8 million in 2000. The primary reason for this difference was an increase in net interest income which offset increased noninterest expense. For the year ended December 31, 2001, basic earnings per share were $1.37 per share, a 9.6% increase over basic earnings per share of $1.25 for the year ended December 31, 2000. For the year ended December 31, 2001, diluted earnings per share were $1.34 per share, an 8.1% increase over diluted earnings per share of $1.24 for the year ended December 31, 2000. Return on average assets was .74% and return on average common equity was 10.45% for the year ended December 31, 2001 compared to .73% and 10.58%, respectively, for the same time period in 2000. For the year ended December 31, 1999, net income was $11.4 million or $1.13 per share--basic and diluted. Returns on average assets and common equity were .75% and 10.71%, respectively.

   Total assets increased $60.0 million to $1.721 billion at December 31, 2001 from $1.661 billion at December 31, 2000. Cash and cash equivalents and investments were the principal contributors to this increase in total assets. Cash and cash equivalents increased $42.3 million from $55.3 million at December 31, 2000 to

$97.6 million at December 31, 2001. Investments increased $11.8 million from $363.0 million at December 31, 2000 to $374.8 million at December 31, 2001. Deposits increased $137.0 million to $1.215 billion at December 31, 2001 from $1.078 billion at December 31, 2000. At December 31, 1999, total assets were $1.592 billion, loans were $1.005 billion, and deposits were $978 million.

   The table below presents the following:

Historical results of Superior Financial Corp. for the year ended December 31,
           2001, 2000, and 1999.

                                              Superior Financial Corp.
                                           ------------------------------
                                              Year Ended December 31,
                                           ------------------------------
                                                    (As Restated)
                                             2001       2000       1999
                                           -------- ------------- -------
                                               (Dollars in thousands)
       Interest income.................... $112,384   $111,816    $99,776
       Interest expense...................   63,937     70,196     58,513
                                           --------   --------    -------
       Net interest income................   48,447     41,620     41,263
       Provision for loan losses..........    4,500      2,300      2,270
                                           --------   --------    -------
       Net interest income after provision   43,947     39,320     38,993
       Noninterest income.................   36,635     31,028     26,926
       Noninterest expense................   62,841     52,739     48,086
                                           --------   --------    -------
       Income before income taxes.........   17,741     17,609     17,833
       Income tax expense.................    5,450      5,794      6,447
                                           --------   --------    -------
       Net income......................... $ 12,291   $ 11,815    $11,386
                                           ========   ========    =======

   The following discussion compares the results of operations for the Company for the years ended December 31, 2001, 2000, and 1999 unless otherwise indicated. Any tables with data from 1997 or prior years represent amounts of the Bank prior to being acquired by the Company.

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

   Net interest income for the year ended December 31, 2001 was $48.4 million, an increase of $6.8 million or 16.4% from the $41.6 million for the year ended December 31, 2000. The net interest margin was 3.35% and 2.92% for the year ended December 31, 2001 and 2000, respectively. For the Bank, the net interest margins were 3.74% and 3.37% for the year ended December 31, 2001 and 2000, respectively. The primary difference in the net interest margin for the Company and the Bank is the note payable and Senior Notes of the Company, which lowers the net interest margin from that of the Bank. For the year ended December 31, 1999, net interest income was $41.3 million and the net interest margins for the Company and the Bank were 3.06% and 3.53%, respectively.

   The increase in net interest income for 2001 over 2000 was primarily the result of lower rates paid on interest-bearing deposits as a result of the falling rate environment in 2001. The Bank's rate paid on interest-bearing liabilities decreased to 4.28% in 2001 from 4.74% in 2000, a decrease of 46 basis points due to lower borrowing costs and deposit costs, for interest-bearing demand deposits and for certificates of deposit. The yield on assets remained fairly constant for 2001 at 7.66% compared to 7.67% in 2000. The yield on earning assets for the year ended 1999 and the rate paid on interest-bearing liabilities were 7.30% and 4.16%, respectively.

   The following table presents the Bank's total dollar amount of average balances, interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, expressed both in tax-equivalent dollars and rates using a federal marginal rate of 35%. The tax-equivalent adjustments for loans and investments included in interest income are $1.387 million, $995 thousand and $351 thousand for 2001, 2000 and 1999, respectively. Nonaccruing loans have been included in the table as loans carrying a zero yield. See Note 1 of Notes to Consolidated Financial Statements for a description of the income recognition policy. Assets and liabilities of the Company have been excluded.

                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                               2001                        2000                        1999
                                    --------------------------  --------------------------  --------------------------
                                      Average   Interest  Avg.    Average   Interest  Avg.    Average   Interest  Avg.
                                    Outstanding Earned/  Yield/ Outstanding Earned/  Yield/ Outstanding Earned/  Yield/
                                      Balance     Paid    Rate    Balance     Paid    Rate    Balance     Paid    Rate
-                                   ----------- -------- ------ ----------- -------- ------ ----------- -------- ------
                                                                  (Dollars in thousands)
Assets
Interest-earning assets:
Loans.............................. $1,101,721  $ 88,934  8.07% $1,062,358  $ 85,465  8.04% $  971,602  $75,388   7.79%
Investments........................    349,573    23,322  6.67     378,405    25,057  6.62     375,112   23,199   6.20
Other earning assets...............     31,118     1,254  4.03      25,363     1,974  7.78      22,580    1,227   5.41
                                    ----------  --------        ----------  --------        ----------  -------
Total interest-earning assets......  1,482,412   113,510  7.66   1,466,126   112,496  7.67   1,369,294   99,814   7.30
Less allowance for loan losses.....     12,047                      11,874                      11,041
                                    ----------                  ----------                  ----------
Total earning assets, net of
 allowance.........................  1,470,365                   1,454,252                   1,358,253
Nonearning assets..................    181,791                     152,127                     146,623
                                    ----------                  ----------                  ----------
Total assets....................... $1,652,156                  $1,606,379                  $1,504,876
                                    ==========                  ==========                  ==========
Liabilities and stockholder's
 equity
Interest-bearing liabilities:
Interest-bearing demand
 deposits.......................... $  313,017  $  6,849  2.19% $  265,509  $  7,493  2.82% $  205,444  $ 3,552   1.73%
Savings and money market
 accounts..........................    128,095     2,935  2.29     138,524     3,311  2.39     171,752    4,290   2.50
Certificates of deposit............    591,939    30,591  5.17     547,755    30,628  5.59     522,262   26,128   5.01
Borrowed funds.....................    323,398    17,629  5.45     387,992    22,047  5.68     344,682   17,953   5.14
                                    ----------  --------        ----------  --------        ----------  -------
Total interest-bearing
 liabilities.......................  1,356,449    58,004  4.28   1,339,780    63,479  4.74   1,244,140   51,923   4.16

Noninterest-bearing liabilities:
Noninterest-bearing demand
 deposits..........................     93,673                      88,655                      80,578
Other liabilities..................     26,703                      14,331                      13,880
                                    ----------                  ----------                  ----------
Total liabilities..................  1,476,825                   1,442,766                   1,338,598
Stockholder's equity...............    175,331                     163,613                     166,278
                                    ----------                  ----------                  ----------
Total liabilities and stockholder's
 equity............................ $1,652,156                  $1,606,379                  $1,504,876
                                    ==========                  ==========                  ==========
Net interest income................             $ 55,506                    $ 49,017                    $47,891
                                                ========                    ========                    =======
Net interest spread................                       3.38%                       2.93%                       3.14%
                                                          ====                        ====                        ====
Net interest margin................                       3.74%                       3.37%                       3.53%
                                                          ====                        ====                        ====

   The following table presents the dollar amount of changes in tax-equivalent interest income and interest expense, using a federal marginal rate of 35%, for the major components of the Bank's interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. Nonaccruing loans have been included in the table as loans carrying a zero yield. See Note 1 to Notes to Consolidated Financial Statements for a description of income recognition policy. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated. Changes not solely due to volume or rate changes are allocated to rate.

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                     2001 versus 2000              2000 versus 1999
                                               ---------------------------   ---------------------------
                                               Increase (decrease)           Increase (decrease)
                                               ------------------            ------------------
                                                Volume       Rate    Total    Volume     Rate    Total
                                               -------     -------  -------  ------    -------  -------
                                                                (Dollars in thousands)
Interest-earning assets:
 Loans........................................ $ 3,167     $   302  $ 3,469  $7,070    $ 3,007  $10,077
 Investments..................................  (1,909)        174   (1,735)    204      1,654    1,858
 Other earning assets.........................     448      (1,168)    (720)    151        596      747
                                               -------     -------  -------   ------   -------  -------
 Total increase (decrease) in interest income.   1,706        (692)   1,014   7,425      5,257   12,682

Interest-bearing liabilities:
 Interest-bearing demand deposits.............   1,341      (1,985)    (644)  1,038      2,903    3,941
 Savings and money market accounts............    (249)       (127)    (376)   (830)      (149)    (979)
 Certificates of deposit......................   2,471      (2,508)     (37)  1,277      3,223    4,500
 Borrowed funds...............................  (3,670)       (748)  (4,418)  2,226      1,868    4,094
                                               -------     -------  -------   ------   -------  -------
 Total increase (decrease) in interest expense    (107)     (5,368)  (5,475)  3,711      7,845   11,556
                                               -------     -------  -------   ------   -------  -------
Increase (decrease) in net interest income.... $ 1,813     $ 4,676  $ 6,489  $3,714    $(2,588) $ 1,126
                                               =======     =======  =======   ======   =======  =======

  Noninterest Income

   Noninterest income for the year ended December 31, 2001 was $36.6 million, an increase of $5.6 million, or 18.1%, over $31.0 million for 2000. For the year ended December 31, 1999, noninterest income was $26.7 million.

   The following table presents for the periods indicated the major components of noninterest income:

                                              Year Ended December 31,
                                              -----------------------
                                               2001    2000    1999
                                              ------- ------- -------
                                              (Dollars in thousands)
          Service charges on deposit accounts $28,396 $25,666 $22,062
          Mortgage operations, net...........   3,670   2,663   2,428
          Other noninterest income...........   4,569   2,699   2,436
                                              ------- ------- -------
           Total noninterest income.......... $36,635 $31,028 $26,926
                                              ======= ======= =======

   Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Service charges were $28.4 million for the year ended December 31, 2001, compared to $25.7 million for the year ended December 31, 2000, an increase of $2.7 million, or 10.5%. Service charges on deposit accounts were $22.1 million for the year ended December 31, 1999. The increase in the number of transaction accounts and the related service fee generation is the primary reason for the growth in service charges and is largely due to the Company's successful execution of its "Totally Free Checking" program to customers in the markets in which the Company operates. As demonstrated by the trend from 1999 through 2001, management believes growth will continue as the number of transaction accounts increase and the rate charged per item is increased.

  Noninterest Expense

   For the year ended December 31, 2001, noninterest expense totaled $62.8 million, an increase of $10.1 million, or 19.2%, from $52.7 million in 2000. The efficiency ratio is equal to noninterest expense, excluding goodwill amortization, divided by the sum of noninterest income, excluding gain or loss on sale of investments, and net interest income. For the year ended December 31, 2001, the efficiency ratio was 70.2% compared to 67.0% in 2000. For the year ended December 31, 1999, noninterest expense was $48.1 million and the efficiency ratio was 70.32%.

   Salary and benefit expense for the year ended December 31, 2001 was $28.5 million, an increase of $3.9 million, or 15.8%, from $24.6 million for the year ended December 31, 2000. The increases during 2001 were due primarily to the hiring of additional personnel required to accommodate loan growth, expanded products and services, additional branch offices, and temporary staff and overtime to assist in the systems conversion.

   Occupancy expense for the year ended December 31, 2001 was $4.5 million, an increase of $900 thousand, or 25.0%, from $3.6 million for the year ended December 31, 2000. This increase was due to the opening of two new retail banking branches, relocation of three retail banking facilities, two new finance company offices and the opening of an operations center. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities.

   Data and item processing expense for the year ended December 31, 2001 was $8.7 million, an increase of $2.9 million, or 49.6%, from $5.8 million for the year ended December 31, 2000. This increase was due to non-recurring technology conversion costs, implementation of image statement processing and growth of loan, deposit and ATM accounts.

   Other expense for the year ended December 31, 2001 was $10.1 million, an increase of $2.1 million, or 26.3%, from $8.0 million. The increases in other expense were primarily due to the purchased mortgage valuation adjustment, and higher professional fees and communication expenses.

  Income Taxes

   Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the applicable franchise taxes. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2001, income tax expense was $5.5 million, a decrease of $300 thousand or 5.2% from $5.8 million, as restated, for the year ended
December 31, 2000. This decrease was primarily due to higher levels of tax-exempt income. The effective tax rate for 2001 was 30.7% compared to 32.9% in 2000, due primarily to increased income exempt from federal and state income taxes. For the year ended December 31, 1999, income tax expense was $6.4 million and the effective tax rate was 36.1%.

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

Financial Condition

  Loan Portfolio

   Loans were $1.073 billion at December 31, 2001, an increase of $4.0 million, or .4%, from $1.069 billion at December 31, 2000. The Company continues to focus on diversification of the loan portfolio, with primary emphasis on commercial and consumer direct loans. The commercial loan portfolio, consisting of commercial and commercial owner occupied, grew 23% during 2001 and the consumer direct portfolio grew 15%. The indirect loan portfolio declined 4% and the 1-4 family residential loan portfolio decreased 12.0%. Contributing to the 1-4 family residential loan portfolio decrease was the Company's sale of approximately $29.9 million of mortgages from the portfolio during the year.

   The following table summarizes the loan portfolio by loan type:

                                                                 December 31,
                          -----------------------------------------------------------------------------------------
                                 2001               2000               1999              1998             1997
                          -----------------  -----------------  -----------------  ---------------  ---------------
                            Amount   Percent   Amount   Percent   Amount   Percent  Amount  Percent  Amount  Percent
                          ---------- ------- ---------- ------- ---------- ------- -------- ------- -------- -------
                                                            (Dollars in thousands)
Commercial............... $   57,337    5.3% $   41,920    3.9% $   24,166    2.4% $ 10,800    1.3% $  4,403    0.6%
Consumer:
  Direct.................    189,293   17.6     163,956   15.4     127,056   12.7    99,704   12.2    75,269   10.8
  Indirect...............    180,104   16.8     188,416   17.6     196,988   19.6   174,316   21.3   156,072   22.4
Real Estate:
  Construction and land
   development...........     55,650    5.2      56,876    5.3      36,395    3.6    15,920    1.9    12,734    1.8
  1-4 family residential.    411,757   38.4     468,144   43.8     520,871   51.8   477,062   58.3   409,135   58.6
  Commercial owner
   occupied..............    178,705   16.7     149,631   14.0      99,485    9.9    40,569    5.0    40,257    5.8
                          ----------  -----  ----------  -----  ----------  -----  --------  -----  --------  -----
                          $1,072,846  100.0% $1,068,943  100.0% $1,004,961  100.0% $818,371  100.0% $697,870  100.0%
                          ==========  =====  ==========  =====  ==========  =====  ========  =====  ========  =====

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

  Maturity and Interest Rate Sensitivity of Loans

   The following table reflects commercial and construction loans by remaining maturity and by predetermined or variable rate:

                                    At December 31, 2001, maturing in:
                                    ----------------------------------
                                              Over One
                                      One     Through  Over
                                    Year or     Five   Five
                                     Less      Years   Years   Total
                                    -------   -------- ------ --------
                                          (Dollars in thousands)
           Commercial.............. $16,061   $33,751  $7,525 $ 57,337
           Real estate-construction  55,650        --      --   55,650
                                    -------   -------  ------ --------
            Total.................. $71,711   $33,751  $7,525 $112,987
                                    =======   =======  ====== ========
           Predetermined rates..... $66,252   $18,005  $7,391 $ 91,448
           Variable rates..........   5,459    15,746     134   21,339

  Nonperforming Assets

   The Company's asset quality remains within management's expectations, although the slowdown in the economy has contributed to the increase in nonaccrual loans. Nonperforming assets at December 31, 2001 were $10.7 million, compared with $5.3 million at December 31, 2000. The increase is primarily driven by the mortgage loan and consumer loan sector. The increase in other real estate owned ("OREO") and foreclosed property is due to 1-4 residential mortgages and one commercial real estate credit. This resulted in a ratio of nonperforming assets to loans plus other real estate of .99%, and .49% as of year-end 2001 and 2000, respectively. The nonperforming assets to total assets ratio was .62% and .32% as of year-end 2001 and 2000, respectively.

   The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                        December 31,
                                                          ---------------------------------------
                                                           2001     2000    1999    1998    1997
                                                          -------  ------  ------  ------  ------
                                                                   (Dollars in thousands)
Nonaccrual loans......................................... $ 8,022  $4,495  $1,959  $3,348  $5,098
Other real estate and foreclosed property................   2,646     779     437     594     662
                                                          -------  ------  ------  ------  ------
 Total nonperforming assets.............................. $10,668  $5,274  $2,396  $3,942  $5,760
                                                          =======  ======  ======  ======  ======
Nonperforming assets to total loans and other real estate     .99%    .49%    .24%    .48%    .82%
                                                          =======  ======  ======  ======  ======

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

   As of December 31, 2001, the Company had no non-government sponsored accruing loans that were contractually past due 90 days or more. However, the Company continues to accrue interest for government-sponsored loans such as FHA insurance and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of accruing loans past due 90 days or more was $12.5 million and $16.0 million as of December 31, 2001 and 2000, respectively.

   The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

  Purchased Mortgage Valuation

   In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained basis. The purchase contract provided that Superior would receive a pass through net yield of 7.13% and that the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA.

   In the third quarter of 1999, the primary seller/servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The bankruptcy was subsequently converted to a Chapter 7 proceeding in which Superior has filed a $3.7 million proof of claim. Superior then entered into a fee-based sub-servicing agreement with the secondary servicer.

   In the fourth quarter of 2000, Superior's management became aware of, and brought to the secondary servicer's attention, increasing discrepancies in the two companies' respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies entered into ongoing discussions to resolve these differences.

   Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001 Superior decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining current portfolio balances. Consequently, no net interest income was recognized in 2001 on the portfolio. At year end 2001, management reviewed Superior's net valuation of the portfolio and, based on ordinary contingencies of recovery in the bankruptcy of the primary seller/servicer and claims against the secondary servicer, management has further reduced its valuation of the portfolio by an additional $400 thousand after tax, or $0.05 earnings per diluted share. The remaining balance of the portfolio is currently $20.0 million. Superior will continue to apply the cost recovery method in accounting for these assets during 2002.

  Allowance for Loan Losses

   The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                      Years Ended December 31,
                                            -------------------------------------------
                                             2001     2000     1999     1998     1997
                                            -------  -------  -------  -------  -------
                                                       (Dollars in thousands)
Allowance for loan losses at January 1..... $12,086  $11,346  $10,472  $ 4,660  $ 5,058
Provision for loan losses..................   4,500    2,300    2,270    8,786    2,115
Charge-offs:
 Commercial................................    (776)    (316)    (107)      --       --
 Real estate-construction..................     (43)     (74)      --      (43)      --
 Real estate-mortgage......................     (71)     (81)    (104)      --       --
 Consumer..................................  (5,238)  (2,624)  (2,684)  (4,308)  (2,969)
                                            -------  -------  -------  -------  -------
   Total charge-offs.......................  (6,128)  (3,095)  (2,895)  (4,351)  (2,969)
Recoveries:
 Commercial................................      --       54       27       --       --
 Real estate-construction..................      --        2       --       58       --
 Real estate-mortgage......................       8        9       52       --       --
 Consumer..................................   1,643    1,470    1,420    1,319      456
                                            -------  -------  -------  -------  -------
   Total recoveries........................   1,651    1,535    1,499    1,377      456
                                            -------  -------  -------  -------  -------
Net charge-offs............................  (4,477)  (1,560)  (1,396)  (2,974)  (2,513)
                                            -------  -------  -------  -------  -------
Allowance for loan losses at December 31... $12,109  $12,086  $11,346  $10,472  $ 4,660
                                            =======  =======  =======  =======  =======
Allowance to period-end loans..............    1.13%    1.13%    1.13%    1.27%    0.67%
Net charge-offs to average loans...........    0.42     0.15     0.15     0.20     0.37
Allowance to period-end nonperforming loans     151      269      579      313       91

   The Company continuously monitors its underwriting procedures in an attempt to maintain loan quality. Additionally, the Company is executing a strategy of achieving more balance between the amount of commercial, mortgage, and consumer loans outstanding. This strategy has resulted in growth of commercial, construction, commercial real estate, and consumer direct loans while mortgage loans and indirect consumer loans have declined.

   The provisions to the allowance for loan losses are based on management's judgment and evaluation of the loan portfolio using both objective and subjective criteria. The objective criteria used by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (i) an internal grading system, (ii) a peer group analysis, and
(iii) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. The Company's allowance for loan losses was $12.1 million at December 31, 2001 and December 31, 2000, or 1.13% of total loans. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

   The Company uses an internal credit grading system in determining the adequacy of the allowance for loan losses. This analysis assigns grades to all loans except owner-occupied 1-4 family residential loans and consumer loans. Graded loans are assigned to one of nine risk reserve allocation percentages. The loan grade for each individual loan is determined by the loan officer at the time it is made and changed from time to time to reflect an ongoing assessment of loan risk. Loan grades are reviewed on specific loans from time to time by senior management and as part of the Company's internal loan review process. Owner-occupied 1-4 family residential and consumer loans are assigned a reserve allocation percentage based on past due status and the level of cumulative gross charge-offs for the five preceding calendar years.

   The sum of all reserve amounts determined by this methodology is used by management as the primary indicator of the appropriate allowance level. During 2001, the Company reassigned the unallocated portion of the allowance for loan losses among the various loan types in the total loan portfolio. This reassignment of the unallocated portion of the allowance for loan losses was done to coincide with the shift in the mix and the risk profile of the overall loan portfolio. Given this shift in the mix of the overall loan portfolio and the fact that the economy was slowing, management wanted an unallocated allowance for loan losses responsive to this change. Therefore, the percentage of the allowance for loan losses allocated to the commercial, construction and land development and commercial owner occupied portfolio increased from 21% of the total allowance for loan losses at December 31, 2000 to 37% at December 31, 2001, while the unallocated portion of the allowance for loan losses decreased from 20% to 1% for the same period.

   The unallocated allowance compensates for the uncertainty in estimating loan losses including factors and conditions that may not be fully reflected in the determination of the allowance allocation percentages. The factors and conditions evaluated in determining the appropriate unallocated allowance may include the following: (i) general economic and business conditions affecting key lending areas, (ii) credit quality trends (including trends in nonperforming loans expected to result from existing conditions), (iii) trends that could affect collateral values, (iv) loan volumes and concentrations, (v) seasoning of the loan portfolio, (vi) specific industry conditions affecting portfolio segments, (vii) recent loss experience in particular segments of the portfolio, (viii) duration of the current business cycle, (ix) bank regulatory examination results and (x) findings of internal loan review department.

   The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers' ability to pay or the value of collateral securing the loans, and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied 1-4 family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (i) for non-farm/non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (ii) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan to value ratios; (iii) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors.

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

                                                            Percent of Percent of
                                                            Allowance    Loans
                                                             to Total   to Total
                                                    Amount  Allowance    Loans
                                                    ------- ---------- ----------
                                                       (Dollars in thousands)
December 31, 2001
Balance of allowance for loan losses applicable to:
 Commercial........................................ $ 1,122      9%        5.3%
 Real estate:
   Construction and land development...............   1,285     11         5.2
   1-4 family residential..........................   1,836     15        38.4
   Commercial owner occupied.......................   2,054     17        16.7
 Consumer..........................................   5,733     47        34.4
 Unallocated.......................................      79      1          --
                                                    -------    ---       -----
 Total allowance for loan losses................... $12,109    100%      100.0%
                                                    =======    ===       =====
December 31, 2000
Balance of allowance for loan losses applicable to:
 Commercial........................................ $   314      3%        3.9%
 Real estate:
   Construction and land development...............   1,677     14         5.3
   1-4 family residential..........................   1,615     13        43.8
   Commercial owner occupied.......................   1,646     14        14.0
 Consumer..........................................   4,388     36        33.0
 Unallocated.......................................   2,446     20          --
                                                    -------    ---       -----
 Total allowance for loan losses................... $12,086    100%      100.0%
                                                    =======    ===       =====
December 31, 1999
Balance of allowance for loan losses applicable to:
 Commercial........................................ $   299      3%        2.4%
 Real estate:
   Construction and land development...............     618      6         3.6
   1-4 family residential..........................   1,575     14        51.8
   Commercial owner occupied.......................   1,059      9         9.9
 Consumer..........................................   4,618     40        32.3
 Unallocated.......................................   3,177     28          --
                                                    -------    ---       -----
Total allowance for loan losses.................... $11,346    100%      100.0%
                                                    =======    ===       =====

                                                            Percent of Percent of
                                                            Allowance   Loans to
                                                             to Total    Total
                                                    Amount  Allowance    Loans
                                                    ------- ---------- ----------
                                                       (Dollars in thousands)
December 31, 1998
Balance of allowance for loan losses applicable to:
 Commercial........................................ $   165      2%        1.3%
 Real estate:......................................
   Construction and land development...............      --     --         1.9
   1-4 family residential..........................   1,466     14        58.3
   Commercial owner occupied.......................     638      6         5.0
 Consumer..........................................   6,527     62        33.5
 Unallocated.......................................   1,676     16          --
                                                    -------    ---       -----
Total allowance for loan losses.................... $10,472    100%      100.0%
                                                    =======    ===       =====
December 31, 1997
Balance of allowance for loan losses applicable to:
 Commercial........................................ $    --    -- %        0.6%
 Real estate:
   Construction and land development...............      --     --         1.8
   1-4 family residential..........................     694     15        58.6
   Commercial owner occupied.......................     319      7         5.8
 Consumer..........................................   3,603     77        33.2
 Unallocated.......................................      44      1          --
                                                    -------    ---       -----
Total allowance for loan losses.................... $ 4,660    100%      100.0%
                                                    =======    ===       =====

   The principal area of risk continues to be in the indirect consumer loan portfolio, as this category has experienced the highest level of charge-offs during the past five years. Charge-offs for the years 1997-2001 have primarily been in the indirect consumer loan portfolio.

  Investments

   The Company's investment portfolio is the second largest component of earning assets. It provides a significant source of revenue for the Company and acts as a source of funding should the Company experience unanticipated deposit withdrawals or loan demand. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available for sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. All investments held by the Company as of December 31, 2001, 2000 and 1999 are classified as available for sale.

   The following table presents the amortized cost and estimated market values for investments as of the dates shown.

                               December 31, 2001                         December 31, 2000
                   ----------------------------------------- -----------------------------------------
                            Unrealized Unrealized Estimated           Unrealized Unrealized Estimated
                     Cost      Gain      Losses   Fair Value   Cost     Gains      Losses   Fair Value
                   -------- ---------- ---------- ---------- -------- ---------- ---------- ----------
                                                 (Dollars in thousands)
Mortgage-backed
  Securities...... $123,676   $1,692    $    --    $125,368  $176,401    $ --     $(1,591)   $174,810
CMOs..............   88,110      596         --      88,706    87,729      --      (1,744)     85,985
Corporates........   62,235       --       (454)     61,781    45,813      --      (1,807)     44,006
Agency notes/bonds   61,810      683         --      62,493    32,001     388          --      32,389
Municipals........   36,562       --        (91)     36,471    25,337     481          --      25,818
                   --------   ------    -------    --------  --------    ----     -------    --------
Total investments. $372,393   $2,971    $  (545)   $374,819  $367,281    $869     $(5,142)   $363,008
                   ========   ======    =======    ========  ========    ====     =======    ========

                               December 31, 1999
                   -----------------------------------------
                            Unrealized Unrealized Estimated
                     Cost     Gains      Losses   Fair Value
                   -------- ---------- ---------- ----------
                            (Dollars in thousands)
Mortgage-backed
  Securities...... $180,394   $   12    $(3,305)   $177,101
CMOs..............   96,074       --     (3,078)     92,996
Corporates........   45,652       --     (1,831)     43,821
Agency notes/bonds   32,165       --       (488)     31,677
Municipals........   10,087       --       (767)      9,320
                   --------   ------    -------    --------
Total investments. $364,372   $   12    $(9,469)   $354,915
                   ========   ======    =======    ========

   At December 31, 2001, investments totaled $374.8 million, an increase of $11.8 million, or 3.3%, from December 31, 2000. This increase was due to a decrease in unrealized holding losses on available for sale investments of approximately $6.7 million and purchases of municipal, agency and corporate securities. The weighted average yield on investments was 6.67% in 2001, 6.62% in 2000, and 6.20% in 1999. During 2001, the Company purchased $11.6 million of federal tax-exempt municipal bonds, $55.5 million of agency bonds and $38.0 million of corporate securities. With the anticipated growth in deposits and loans, management expects that the investment portfolio will remain at approximately the December 31, 2001 level during 2002.

   The Company did not hold any investments classified as trading securities during 2001, 2000 or 1999.

   The Company has no mortgage-backed securities that have been issued by non-agency entities.

   At December 31, 2001, 66% of investments available for sale held by the Company had final maturities of more than 10 years. At December 31, 2001, approximately $36.3 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase, but benefit less than fixed rate securities in value changes during a time of declining interest rates.

   The following table summarizes the amortized cost, by contractual maturity, of investments (including Federal Home Loan Bank stock and interest-bearing deposits) and their weighted average tax-equivalent yields. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  December 31, 2001
                                     ---------------------------------------------------------------------------
                                                   After One Year After Five Years
                                        Within       but within      but within
                                       One Year      Five Years      Ten Years     After Ten Years     Total
                                     ------------  -------------  ---------------  --------------  -------------
                                     Amount  Yield  Amount  Yield  Amount    Yield  Amount   Yield  Amount  Yield
                                     ------- ----- -------  ----- --------   ----- --------  ----- -------- -----
                                                                (Dollars in thousands)
Mortgage-backed securities.......... $     7 5.43%      --    --  $ 34,340   6.31% $ 89,329  6.10% $123,676 6.16%
CMOs................................      --   --       --    --        --     --    88,110  5.99    88,110 5.99
Corporates..........................      --   --    7,106  4.63    26,217   6.85    28,912  7.04    62,235 6.70
Agency notes/bonds..................      --   --    4,756  4.37    48,078   6.48     8,976  6.30    61,810 6.29
Municipals..........................      --   --      190  8.64     2,272   8.08    34,100  8.03    36,562 8.04
                                     ------- ----  -------  ----  --------   ----  --------  ----  -------- ----
Total investments available for sale $     7 5.43% $12,052  4.59% $110,907   6.56% $249,427  6.45% $372,393 6.42%
Federal Home Loan Bank stock........      --   --       --    --        --     --    17,330  3.00    17,330 3.00
Interest-bearing deposits...........  40,971 1.99       --    --        --     --        --    --    40,971 1.99
                                     ------- ----  -------  ----  --------   ----  --------  ----  -------- ----
Total............................... $40,978 1.99% $12,052  4.59% $110,907   6.56% $266,757  6.22% $430,694 6.09%
                                     ======= ====  =======  ====  ========   ====  ========  ====  ======== ====

  Deposits

   The Company's ratio of average demand deposits to average total deposits for years ended December 31, 2001, 2000, and 1999 were 36%, 34%, and 29%, respectively.

   Average total deposits during 2001 increased to $1.125 billion from $1.037 million in 2000, an increase of $88.0 million or 8.5%. Average noninterest-bearing deposits increased to $92.3 million in 2001 from $85.7 million in 2000 due to the increase in the number of deposit accounts. During the first quarter of 1999, the Company completed the sale of one branch facility located in Oklahoma. The total deposits for the sold branch were approximately $10.7 million.

   The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000, and 1999 are presented below:

                                            Year Ended December 31,
                                -----------------------------------------------
                                      2001             2000            1999
                                ---------------  ---------------  -------------
                                  Amount   Rate    Amount   Rate   Amount  Rate
                                ---------- ----  ---------- ----  -------- ----
                                             (Dollars in thousands)
NOW accounts................... $  313,017 2.19% $  265,509 2.82% $205,444 1.73%
Regular savings................     94,820 2.05      96,979 2.11   107,297 2.13
Money market...................     33,275 2.98      41,546 3.05    64,455 3.12
CDs............................    591,939 5.17     547,755 5.59   522,221 5.01
                                ---------- ----  ---------- ----  --------
Total interest-bearing deposits  1,033,051 3.91     951,789 4.35   899,417 3.78
Noninterest-bearing deposits...     92,258           85,707         79,086
                                ----------       ----------       --------
Total deposits................. $1,125,309       $1,037,496       $978,503
                                ==========       ==========       ========

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

  Maturity Distribution of Time Deposits $100,000 and Over

                                                  December 31,
                                                      2001
                                                  ------------
                                                  Certificates
                                                   of Deposit
                                                  ------------
                                                  (Dollars in
                                                   thousands)
                  Three months or less...........   $ 78,842
                  Over three months to six months     63,603
                  Over six months to year........     16,864
                  Over year......................     25,143
                                                    --------
                  Total..........................   $184,452
                                                    ========

  Borrowings

   Other short-term borrowings, consisting of Federal Home Loan Bank Advances; Treasury, Tax and Loan deposits; and repurchase agreements, generally represent borrowings with maturities under one year. Information relating to these borrowings at December 31 is summarized as follows:

                                              2001      2000      1999
                                            --------  --------  --------
                                               (Dollars in thousands)
      Other short-term borrowings:
       Average daily outstanding........... $100,349  $170,888  $126,474
       Year-end............................   63,615   160,628   205,500
      Maximum month-end balance during year  158,142   195,061   205,500
      Interest rate:
       Average.............................     5.02%     5.83%     5.29%
       Year-end............................     4.63%     6.11%     5.78%

  Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

   On December 18, 2001, Superior Statutory Trust, sold to investors $25.0 million of trust preferred securities. The proceeds were used to purchase $25.774 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior Statutory Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier I capital and are presented in the consolidated balance sheets as "Guaranteed preferred beneficial interest in the Company's subordinated debentures." The sole asset of Superior Statutory Trust is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust and the subordinated debentures of the Company will mature on December 18, 2031; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

   The interest rate on the Company's subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 5.60% at December 31, 2001. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

  Interest Rate Sensitivity and Liquidity

   Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company's overall asset and liability composition. The Committee reviews the Company's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level. See "--Investments."

   The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. At December 31, 2001, this ratio was a positive 8.1%. The Company estimates that a 100- basis-point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

   Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, as the interest rate environment has become more volatile, the Company's management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

   U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation, and economic value equity modeling. The following table sets forth a GAP interest rate sensitivity analysis for the Bank as of December 31, 2001. Assets and liabilities of the Company have been excluded.

                                                      Period/Cumulative GAP Analysis
                                        ----------------------------------------------------------
                                                     91-180      181-360    After One
                                        0-90 Days     Days        Days        Year        Total
                                        ---------   ---------   ---------   ----------  ----------
                                                          (Dollars in thousands)
Interest-earning assets:
 Money market funds.................... $  40,851   $      --   $      --   $       --  $   40,851
 Investments...........................    41,146       8,163      25,571      305,255     380,135
 Loans.................................    62,137      74,432     155,357      810,545   1,102,471
                                        ---------   ---------   ---------   ----------  ----------
   Total interest-earning assets....... $ 144,134   $  82,595   $ 180,928   $1,115,800  $1,523,457
                                        =========   =========   =========   ==========  ==========
Interest-bearing liabilities:
 Demand, money market and savings
   deposits............................ $ 456,045   $      --   $      --   $       --  $  456,045
 Certificates of deposit and other time
   deposits............................   233,445     182,251      84,990      148,007     648,693
 Borrowings............................    22,007          --          --      273,050     295,057
                                        ---------   ---------   ---------   ----------  ----------
   Total interest-bearing liabilities.. $ 711,497   $ 182,251   $  84,990   $  421,057  $1,399,795
                                        =========   =========   =========   ==========  ==========
Period GAP............................. $(567,363)  $ (99,656)  $  95,938   $  694,743  $  123,662
Cumulative GAP.........................  (567,363)   (667,019)   (571,081)     123,662          --
Period GAP to earning assets...........    (37.24)%     (6.54)%      6.30 %      45.60%       8.12%
Cumulative GAP to earning assets.......    (37.24)%    (43.78)%    (37.49)%       8.12%         --

   The GAP sensitivity analysis shows when balances may be repriced. Net interest income, however, is also affected by how much the interest rates change for each of the balances. For example, when national money market rates change, interest rates on the Company's savings accounts may not change as much as interest rates on its commercial loans. This is a limiting factor for the GAP analysis. Management does not believe that the $20.0 million Note and the line of credit into which it was converted on April 1, 2000, and the $60.0 million of Senior Notes used to finance the acquisition of the Bank have a significant impact on the Company's interest rate exposure. The Note had, and the line of credit has a floating interest rate based upon LIBOR. The Senior Notes mature on April 1, 2003 and have a fixed interest rate. The combination of these two financing options minimize the impact of the interest rate changes of the risk profile of the Company.

   As of December 31, 2001, the Company's net interest income simulation model indicates that a parallel 100 basis point increase in interest rates along the yield curve would lower net interest income by up to 4% for the next 12 months, while a 100 basis-point decrease would raise net interest income by up to 4%. The model includes balances, asset prepayment speeds, and the interest rate relationships among balances that management judges to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change the Company's market risk exposure. Among the interest rate relationships, there are caps and floors on the Bank's portfolio of adjustable rate mortgage loans and mortgage backed securities.

   The Company manages its interest rate risk through investment in appropriate fixed and variable rate assets, acquisition of non-rate sensitive core deposits, and adjustments in maturities of Federal Home Loan Bank advances. The Bank does not use off-balance sheet instruments.

   Since year-end, short term interest rates are essentially unchanged. However, intermediate and longer term interest rates have risen .25%-.50%, so that there is a sharply positive yield curve through five years with a more normal positive slope thereafter. Employment, production, and gross domestic product data indicate that the recession may have ended. The Federal Reserve's Open Market Committee has changed its monetary posture from "risk of economic weakness" to a "balanced risk", and Federal Reserve governors have spoken of potential increases in short term rates as the year progresses.

  Capital Resources

   Stockholders' equity increased $8.6 million, or 7.8%, to $119.4 million at December 31, 2001 from $110.8 million at December 31, 2000. This increase was the result of the $12.3 million in net income for 2001, $4.4 million improvement in the net equity adjustment from the unrealized gain on available-for-sale investments, a $7.2 million reduction for treasury stock and a dividend declared of $857 thousand. The Company declared a $.10 per share dividend on November 14, 2001, payable on January 23, 2002 in cash or common stock. The Company paid no dividends in 2000 or 1999.

   The following table provides a comparison of the Bank's leverage and risk-weighted capital ratios to the minimum regulatory standards:

                                                  December 31, 2001
                                           -------------------------------
                                                           Well-Capitalized
                                           Bank   Minimum      Minimum
                                           Ratio  Required     Required
                                           -----  -------- ----------------
    Tangible capital ratio................  7.33%   1.50%         N/A
    Core capital ratio....................  7.33%   4.00%        5.00%
    Total capital to risk weighted assets. 12.26%   8.00%       10.00%
    Tier 1 capital to risk weighted assets 11.14%    N/A         6.00%

                                                  December 31, 2000
                                           -------------------------------
                                                           Well-Capitalized
                                           Bank   Minimum      Minimum
                                           Ratio  Required     Required
                                           -----  -------- ----------------
    Tangible capital ratio................  7.22%   1.50%         N/A
    Core capital ratio....................  7.22%   4.00%        5.00%
    Total capital to risk weighted assets. 12.57%   8.00%       10.00%
    Tier 1 capital to risk weighted assets 11.38%    N/A         6.00%

Recent Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminated the pooling of interests method of accounting for business combinations and provided new definitions for intangible assets that must be recognized apart from goodwill. SFAS 141 was adopted on July 1, 2001. SFAS 142 established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized over their useful lives. Subsequent to the issuance of SFAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB is currently reconsidering this interpretation.

   The Company has adopted SFAS 142 as of January 1, 2002. Net income and earnings per diluted share for 2001 and 2000 would have been $14.7 million or $1.60 diluted earnings per share and $14.1 million, as restated, or $1.49 diluted earnings per share, as restated, respectively, if SFAS 142 had been effective for those years. During 2002, the Company will perform the first of the required impairment tests of goodwill. The effect of these tests on earnings and financial position has not yet been determined.

   On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes Statement
121. The Statement was effective for the Company on January 1, 2002. The impact on the Company's financial statements and related disclosures of the adoption of Statement 144 is not expected to be material.

              SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-COMPANY

                                                                2001--Three Months Ended               Year
                                                    ------------------------------------------------   Ended
                                                    Mar. 31 (1) June 30 (1) Sept. 30 (1)   Dec. 31   12/31/01
                                                    ----------- ----------- ------------ ----------- ---------
                                                        (As         (As         (As
                                                     Restated)   Restated)   Restated)
                                                         (Dollars in thousands except per share amounts)
Interest Income....................................   $28,515     $28,520     $28,091      $27,258   $112,384
Interest Expense...................................    17,420      16,529      15,814       14,174     63,937
                                                      -------     -------     -------      -------   --------
Net interest income................................    11,095      11,991      12,277       13,084     48,447
Provision for loan losses..........................       750       1,000       1,200        1,550      4,500
                                                      -------     -------     -------      -------   --------
Net interest income after provision for loan losses    10,345      10,991      11,077       11,534     43,947
Noninterest income.................................     8,470       8,648       8,723       10,794     36,635
Noninterest expense................................    14,570      15,059      15,726       17,486     62,841
                                                      -------     -------     -------      -------   --------
Income before income taxes.........................     4,245       4,580       4,074        4,842     17,741
Income taxes.......................................     1,357       1,499       1,304        1,290      5,450
                                                      -------     -------     -------      -------   --------
Net income.........................................   $ 2,888     $ 3,081     $ 2,770      $ 3,552   $ 12,291
                                                      =======     =======     =======      =======   ========
Diluted earnings per common share..................   $  0.31     $  0.33     $  0.30      $  0.40   $   1.34
                                                      =======     =======     =======      =======   ========
Bid price per common share:
 Low...............................................   $ 11.25     $12.625     $ 13.50      $ 13.90   $  11.25
                                                      =======     =======     =======      =======   ========
 High..............................................   $ 14.75     $ 15.85     $ 17.62      $ 16.25   $  17.62
                                                      =======     =======     =======      =======   ========
                                                                2000--Three Months Ended
                                                    ------------------------------------------------
                                                                                                       Year
                                                                                                       Ended
                                                      Mar. 31     June 30     Sept. 30   Dec. 31 (1) 12/31/00
                                                    ----------- ----------- ------------ ----------- ---------
                                                                                             (As        (As
                                                                                          Restated)  Restated)
                                                         (Dollars in thousands except per share amounts)
Interest Income....................................   $26,954     $27,712     $28,253      $28,897   $111,816
Interest Expense...................................    16,190      17,138      18,231       18,637     70,196
                                                      -------     -------     -------      -------   --------
Net interest income................................    10,764      10,574      10,022       10,260     41,620
Provision for loan losses..........................       550         750         500          500      2,300
                                                      -------     -------     -------      -------   --------
Net interest income after provision for loan losses    10,214       9,824       9,522        9,760     39,320
Noninterest income.................................     6,853       7,964       7,961        8,250     31,028
Noninterest expense................................    12,447      13,107      12,962       14,223     52,739
                                                      -------     -------     -------      -------   --------
Income before income taxes.........................     4,620       4,681       4,521        3,787     17,609
Income taxes.......................................     1,548       1,569       1,465        1,212      5,794
                                                      -------     -------     -------      -------   --------
Net income.........................................   $ 3,072     $ 3,112     $ 3,056      $ 2,575   $ 11,815
                                                      =======     =======     =======      =======   ========
Diluted earnings per common share..................   $  0.31     $  0.32     $  0.33      $  0.28   $   1.24
                                                      =======     =======     =======      =======   ========
Bid price per common share:........................
 Low...............................................   $  7.94     $  8.94     $ 10.06      $ 10.75   $   7.94
                                                      =======     =======     =======      =======   ========
 High..............................................   $ 11.75     $ 10.63     $ 11.25      $ 12.81   $  12.81
                                                      =======     =======     =======      =======   ========

--------

(1) The fourth quarter of 2000 and the first, second and third quarters of 2001 have been restated to reflect the adjustments related to the technology conversion. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatement" beginning on page 15, and Note 2 of Notes to Consolidated Financial Statements.

   The following table sets forth the summary of results of operations for the periods restated herein and compares them to the results as originally reported for those periods. The restatement of the periods affected is discussed in this Report at "Management's Discussion and Analysis of Financial Condition--Restatement" beginning on page 15 and Note 2 of Notes to the Audited Consolidated Financial Statements.

Summary of Restated Quarterly Results of Operations--Company Compared to Results of Operations as Originally Reported

                                                         2001--Three Months Ended
                            -----------------------------------------------------------------------------------
                               Mar. 31       Mar. 31       June 30       June 30      Sept. 30      Sept. 30
-                           ------------- ------------- ------------- ------------- ------------- -------------
                            (As Reported) (As Restated) (As Reported) (As Restated) (As Reported) (As Restated)
                                              (Dollars in thousands except per share amounts)
Interest Income............    $28,515       $28,515       $28,520       $28,520       $28,091       $28,091
Interest Expense...........     17,420        17,420        16,529        16,529        15,814        15,814
                               -------       -------       -------       -------       -------       -------
Net interest income........     11,095        11,095        11,991        11,991        12,277        12,277
Provision for loan losses..        750           750         1,000         1,000         1,200         1,200
                               -------       -------       -------       -------       -------       -------
Net interest income after
 provision for loan losses.     10,345        10,345        10,991        10,991        11,077        11,077
Noninterest income.........      8,470         8,470         8,648         8,648         8,723         8,723
Noninterest expense (1)....     14,248        14,570        14,749        15,059        14,771        15,726
                               -------       -------       -------       -------       -------       -------
Income before income taxes.      4,567         4,245         4,890         4,580         5,029         4,074
Income taxes...............      1,460         1,357         1,600         1,499         1,610         1,304
                               -------       -------       -------       -------       -------       -------
Net income.................    $ 3,107       $ 2,888       $ 3,290       $ 3,081       $ 3,419       $ 2,770
                               =======       =======       =======       =======       =======       =======
Diluted earnings per common
 share.....................    $  0.34       $  0.31       $  0.36       $  0.33       $  0.37       $  0.30
                               =======       =======       =======       =======       =======       =======
Bid price per common share:
  Low......................    $ 11.25       $ 11.25       $ 12.63       $12.625       $ 13.50       $ 13.50
                               =======       =======       =======       =======       =======       =======
  High.....................    $ 14.75       $ 14.75       $ 15.85       $ 15.85       $ 17.62       $ 17.62
                               =======       =======       =======       =======       =======       =======

                                                     2000--Three Months Ended
                                                    ---------------------------  Year Ended    Year Ended
                                                       Dec. 31       Dec. 31      12/31/00      12/31/00
-                                                   ------------- ------------- ------------- -------------
                                                    (As Reported) (As Restated) (As Reported) (As Restated)
                                                        (Dollars in thousands except per share amounts)
Interest Income....................................    $28,897       $28,897      $111,816      $111,816
Interest Expense...................................     18,637        18,637        70,196        70,196
                                                       -------       -------      --------      --------
Net interest income................................     10,260        10,260        41,620        41,620
Provision for loan losses..........................        500           500         2,300         2,300
                                                       -------       -------      --------      --------
Net interest income after provision for loan losses      9,760         9,760        39,320        39,320
Noninterest income.................................      8,250         8,250        31,028        31,028
Noninterest expense (1)............................     13,488        14,223        52,004        52,739
                                                       -------       -------      --------      --------
Income before income taxes.........................      4,522         3,787        18,344        17,609
Income taxes.......................................      1,447         1,212         6,029         5,794
                                                       -------       -------      --------      --------
Net income.........................................    $ 3,075       $ 2,575      $ 12,315      $ 11,815
                                                       =======       =======      ========      ========
Diluted earnings per common share..................    $  0.34       $  0.28      $   1.30      $   1.24
                                                       =======       =======      ========      ========
Bid price per common share:
  Low..............................................    $ 10.75       $ 10.75      $   7.94      $   7.94
                                                       =======       =======      ========      ========
  High.............................................    $ 12.81       $ 12.81      $  12.81      $  12.81
                                                       =======       =======      ========      ========

--------
(1) For further information regarding this adjustment, see "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Restatement" beginning on page 15 and Note 2 of Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 35 herein.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and Other Financial Information

Superior Financial Corp.

Years ended December 31, 2001 and 2000 and 1999 with Report of Independent Auditors

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000, and 1999

                                   Contents

        Report of Independent Auditors............................. 38
        Audited Consolidated Financial Statements
         Consolidated Balance Sheets............................... 39
         Consolidated Statements of Income......................... 40
         Consolidated Statements of Changes in Stockholders' Equity 41
         Consolidated Statements of Cash Flows..................... 42
         Notes to Consolidated Financial Statements................ 44

                        Report of Independent Auditors

The Board of Directors
 Superior Financial Corp.

   We have audited the accompanying consolidated balance sheets of Superior Financial Corp. and its wholly owned subsidiary, Superior Bank, as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Financial Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Little Rock, Arkansas
March 29, 2002

                           SUPERIOR FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                         December 31
                                                                                   -----------------------
                                                                                      2001           2000
                                                                                   ----------    ------------
                                                                                                 (As Restated
                                                                                                   Note 2)
Assets
Cash and cash equivalents......................................................... $   97,561     $   55,321
Loans available for sale..........................................................     27,573         27,226
Loans.............................................................................  1,072,846      1,068,943
Less allowance for loan losses....................................................     12,109         12,086
                                                                                   ----------     ----------
Loans, net........................................................................  1,060,737      1,056,857
Investments available for sale, net...............................................    374,819        363,008
Accrued interest receivable.......................................................     14,132         17,515
Federal Home Loan Bank stock......................................................     17,330         23,713
Premises and equipment, net.......................................................     45,263         35,407
Mortgage servicing rights, net....................................................      7,024          6,630
Prepaid expenses and other assets.................................................     18,135         15,811
Goodwill, net.....................................................................     56,260         59,653
Real estate acquired in settlement of loans, net..................................      1,784            324
                                                                                   ----------     ----------
 Total assets..................................................................... $1,720,618     $1,661,465
                                                                                   ==========     ==========
Liabilities and Stockholders' Equity
Liabilities:
 Deposits......................................................................... $1,215,034     $1,078,508
 Federal Home Loan Bank borrowings................................................    230,000        330,000
 Other borrowed funds.............................................................     65,057         53,628
 Note payable.....................................................................        500         11,500
 Senior notes.....................................................................     51,500         60,000
 Guaranteed preferred beneficial interest in the Company's subordinated debentures     25,000             --
 Custodial escrow balances........................................................      5,025          8,114
 Other liabilities................................................................      9,092          8,898
                                                                                   ----------     ----------
Total liabilities.................................................................  1,601,208      1,550,648

Commitments and contingencies.....................................................

Stockholders' equity:
 Preferred stock--$0.01 par value; 1 million shares authorized at December 31,
   2001 and 2000, none issued and outstanding.....................................         --             --
 Common stock--$0.01 par value; 20 million shares authorized, 10,081,892 issued
   at December 31, 2001 and 2000..................................................        101            101
 Capital in excess of par value...................................................     94,764         94,764
 Retained earnings................................................................     41,290         29,856
 Accumulated other comprehensive income (loss)....................................      1,577         (2,777)
                                                                                   ----------     ----------
                                                                                      137,732        121,944
 Treasury stock at cost--1,516,170 and 1,031,000 shares at December 31, 2001 and
   2000, respectively.............................................................    (18,322)       (11,127)
                                                                                   ----------     ----------
Total stockholders' equity........................................................    119,410        110,817
                                                                                   ----------     ----------
 Total liabilities and stockholders' equity....................................... $1,720,618     $1,661,465
                                                                                   ==========     ==========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

                                                       Year ended December 31
                                                     -------------------------
                                                       2001     2000    1999
                                                     -------- -------- -------
                                                                (As
                                                              Restated
                                                              Note 2)
 Interest Income
  Loans............................................. $ 88,659 $ 85,138 $75,153
  Investments.......................................   22,469   24,695  23,349
  Interest-bearing deposits.........................      501      177     281
  Other.............................................      755    1,806     993
                                                     -------- -------- -------
 Total interest income..............................  112,384  111,816  99,776
 Interest Expense
  Deposits..........................................   40,375   41,449  33,971
  Federal Home Loan Bank borrowings.................   17,629   21,884  17,952
  Other borrowings..................................    5,933    6,863   6,590
                                                     -------- -------- -------
 Total interest expense.............................   63,937   70,196  58,513
                                                     -------- -------- -------
 Net interest income................................   48,447   41,620  41,263
 Provision for loan losses..........................    4,500    2,300   2,270
                                                     -------- -------- -------
 Net interest income after provision for loan losses   43,947   39,320  38,993
 Noninterest Income
  Service charges on deposit accounts...............   28,396   25,666  22,062
  Mortgage operations, net..........................    3,670    2,663   2,428
  Income from real estate operations, net...........      433      493     480
  Gain (loss) on sale of investments................    1,874       90    (197)
  Other.............................................    2,262    2,116   2,153
                                                     -------- -------- -------
 Total noninterest income...........................   36,635   31,028  26,926
 Noninterest Expense
  Salaries and employee benefits....................   28,504   24,647  21,527
  Occupancy expense.................................    4,475    3,633   3,098
  Data and item processing..........................    8,726    5,832   4,463
  Advertising and promotion.........................    1,439    1,765   1,993
  Amortization of goodwill..........................    3,476    3,448   3,405
  Postage and supplies..............................    3,281    3,026   3,389
  Equipment expense.................................    2,851    2,416   1,914
  Other.............................................   10,089    7,972   8,297
                                                     -------- -------- -------
 Total noninterest expense..........................   62,841   52,739  48,086
                                                     -------- -------- -------
 Income before income taxes.........................   17,741   17,609  17,833
 Income taxes.......................................    5,450    5,794   6,447
                                                     -------- -------- -------
 Net Income......................................... $ 12,291 $ 11,815 $11,386
                                                     ======== ======== =======
 Basic earnings per share........................... $   1.37 $   1.25 $  1.13
                                                     ======== ======== =======
 Diluted earnings per share......................... $   1.34 $   1.24 $  1.13
                                                     ======== ======== =======

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 2001, 2000, and 1999
                            (Dollars in thousands)

                                                                             Accumulated
                                                        Capital in              Other                   Total
                                       Preferred Common Excess of  Retained Comprehensive Treasury  Stockholders'
                                         Stock   Stock  Par Value  Earnings Income (Loss)  Stock       Equity
                                       --------- ------ ---------- -------- ------------- --------  -------------
Balance at January 1, 1999............    $--     $101   $94,749   $ 6,655     $   307    $     --    $101,812
  Issuance of common stock to
   employees, 649 shares..............     --       --         6        --          --          --           6
  Purchase of treasury stock, 96,000
   shares.............................     --       --        --        --          --      (1,164)     (1,164)
  Comprehensive income:
   Net income.........................     --       --        --    11,386          --          --      11,386
   Other comprehensive income
    (loss):
    Change in unrealized (gain)
     loss on investments available
     for sale, net of deferred tax
     expense of $3,310................     --       --        --        --      (6,740)         --      (6,740)
    Reclassification adjustment for
     losses included in income,
     net of taxes of $154.............     --       --        --        --         286          --         286
                                                                                                      --------
Total comprehensive income............                                                                   4,932
                                          ---     ----   -------   -------     -------    --------    --------
Balance at December 31, 1999..........     --      101    94,755    18,041      (6,147)     (1,164)    105,586
  Issuance of common stock to
   employees, 769 shares..............     --       --         9        --          --          --           9
  Purchase of treasury stock, 935,000
   shares.............................     --       --        --        --          --      (9,963)     (9,963)
  Comprehensive income:
   Net income (as restated)...........     --       --        --    11,815          --          --      11,815
   Other comprehensive income
    (loss):
    Change in unrealized (gain)
     loss on investments available
     for sale, net of deferred tax
     expense of $1,815................     --       --        --        --       3,312          --       3,312
    Reclassification adjustment for
     gain included in income, net
     of tax of $32....................     --       --        --        --          58          --          58
                                                                                                      --------
Total comprehensive income............                                                                  15,185
                                          ---     ----   -------   -------     -------    --------    --------
Balance at December 31, 2000
 (as restated)........................     --      101    94,764    29,856      (2,777)    (11,127)    110,817
  Purchase of treasury stock, 485,170
   shares.............................     --       --        --        --          --      (7,195)     (7,195)
  Dividends...........................     --       --        --      (857)         --          --        (857)
  Comprehensive income:
   Net income.........................     --       --        --    12,291          --          --      12,291
   Other comprehensive income
    (loss):
    Change in unrealized (gain)
     loss on investments available
     for sale, net of deferred tax
     expense of $1,770................     --       --        --        --       3,055          --       3,055
    Reclassification adjustment for
     gain included in income, net
     of tax of $575...................     --       --        --        --       1,299          --       1,299
                                                                                                      --------
Total comprehensive income............                                                                  16,645
                                          ---     ----   -------   -------     -------    --------    --------
Balance at December 31, 2001..........    $--     $101   $94,764   $41,290     $ 1,577    $(18,322)   $119,410
                                          ===     ====   =======   =======     =======    ========    ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                              Year ended December 31
                                                                       -----------------------------------
                                                                         2001         2000         1999
                                                                       ---------  -------------  ---------
                                                                                   (As Restated
                                                                                     Note 2)
Operating Activities
Net income............................................................ $  12,291  $      11,815  $  11,386
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
 Provision for loan losses............................................     4,500          2,300      2,270
 Deferred income taxes................................................      (400)           564        756
 Depreciation.........................................................     2,957          2,388      1,961
 Amortization of mortgage servicing rights............................     1,144            869        307
 Amortization of premiums on investments..............................       382            546      1,377
 Amortization of goodwill.............................................     3,476          3,448      3,405
 Amortization of other intangibles....................................       909            697        682
 (Gain) loss on sale of real estate...................................        (3)            25          5
 Mortgage loans originated for sale...................................   (86,700)      (104,863)   (43,767)
 Mortgage loans purchased and held for sale...........................        --             --    (55,427)
 Proceeds from sale of mortgage loans held for sale...................   117,360        102,227     55,050
 Gain on sale of loans................................................      (788)          (569)       (94)
 (Gain) loss on sale of investments...................................    (1,874)           (90)       197
 Net (decrease) increase in custodial escrow balances.................    (3,089)           694        331
 Decrease (increase) in accrued interest receivable...................     3,383         (1,985)    (8,004)
 Increase in prepaid expenses and other assets........................    (3,316)       (10,305)    (1,424)
 (Decrease) increase in other liabilities.............................    (2,607)         2,515         (5)
                                                                       ---------  -------------  ---------
Net cash provided by (used in) operating activities...................    47,625         10,276    (30,994)

Investing Activities
Increase in loans, net................................................   (41,588)       (38,446)  (187,921)
Additions to mortgage servicing rights................................    (1,538)        (3,189)    (2,419)
Principal payments on investments.....................................    57,320         39,551     64,645
Settlement of retail branch sales.....................................        --             --    (10,123)
Proceeds from sale or maturity of available-for-sale investments......   102,089         11,012     63,195
Purchases of available-for-sale investments...........................  (163,030)       (53,918)  (130,197)
Purchase of FHLB stock................................................    (3,489)        (1,806)   (10,957)
Proceeds from sale of FHLB stock......................................     9,872             --         --
Proceeds from sale of real estate acquired in settlement of loans.....     1,532            142      1,122
Purchases of premises and equipment...................................   (12,813)        (5,288)    (9,783)
                                                                       ---------  -------------  ---------
Net cash used in investing activities.................................   (51,645)       (51,942)  (222,438)

                           SUPERIOR FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in thousands)

                                                                                Year ended December 31
                                                                          ----------------------------------
                                                                            2001         2000         1999
                                                                          ---------  -------------  --------
                                                                                      (As Restated
                                                                                        Note 2)
Financing Activities
Net increase in deposits................................................. $ 136,526  $     100,572  $ 20,906
Net FHLB (repayments) borrowings.........................................  (100,000)       (94,000)  207,500
Retirement of long-term debt.............................................    (8,500)            --        --
Proceeds from other borrowed funds.......................................    11,429         53,628        --
Principal payments on note payable.......................................   (11,000)        (1,500)   (7,000)
Proceeds from issuance of guaranteed preferred beneficial interest in the
  Company's subordinated debentures......................................    25,000             --        --
Proceeds from common stock issued, net...................................        --              9         6
Purchases of treasury stock..............................................    (7,195)        (9,963)   (1,164)
                                                                          ---------  -------------  --------
Net cash provided by financing activities................................    46,260         48,746   220,248
                                                                          ---------  -------------  --------
Net increase (decrease) in cash and cash equivalents.....................    42,240          7,080   (33,184)
Cash and cash equivalents at beginning of year...........................    55,321         48,241    81,425
                                                                          ---------  -------------  --------
Cash and cash equivalents at end of year................................. $  97,561  $      55,321  $ 48,241
                                                                          =========  =============  ========

                            See accompanying notes.

                           SUPERIOR FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

1.  Summary of Significant Accounting Policies

Nature of Operations

   Superior Financial Corp. (the "Company" or "Superior") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997, for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the "Bank"), and a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-size businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, the Company acquired the Bank from NationsBank, N.A. (now Bank of America) for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Restatement

   The financial statements as of December 31, 2000 and for the year ended December 31, 2000 and for each of the three fiscal quarters in the period ended September 30, 2001 have been restated to reflect adjustments to prior periods. See Note 2.
Basis of Presentation

   The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company, the Company's wholly owned subsidiary, Superior Financial Statutory Trust I ("Superior Statutory Trust"), the Bank, and the Bank's wholly owned subsidiaries, Superior Finance Company, Superior Financial Services, Inc., Superior Title Services, and Superior Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits in other depository institutions, as well as purchases of investments with original maturities of three months or less. Interest-bearing deposits were approximately $40.971 million and $670,000 at December 31, 2001 and 2000, respectively.

Investments

   Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

                           SUPERIOR FINANCIAL CORP.

   Investments that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from operating results until realized, and are reported net of tax as other comprehensive income (loss) in stockholders' equity. Investments in the available-for-sale portfolio may be used as part of the Bank's asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk, or other economic factors.

   The overall return or yield earned on mortgage-backed securities included in investments depends on the amount of interest collected over the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives adjusted for anticipated prepayments. Although the Bank receives the full amount of principal if prepaid, the interest income that would have been collected during the remaining period to maturity, net of any discount or premium amortization, is lost. Accordingly, the actual yields and maturities of mortgage-backed securities included in investments depend on when the underlying mortgage principal and interest are repaid. Prepayments primarily result when market interest rates fall below a mortgage's contractual interest rate and it is to the borrower's advantage to prepay the existing loan and obtain new, lower-rate financing. In addition to changes in interest rates, mortgage prepayments are affected by other factors, such as loan types and the geographic location of the related properties.

   If the fair value of an investment classified as available for sale declines for reasons other than temporary market conditions, the carrying value of such an investment would be written down to current value by a charge to operations. Gains and losses on the sale of investments classified as available for sale are determined using the specific-identification method.

   The Company did not hold any investments classified as held to maturity or as trading securities at December 31, 2001 and 2000.

Loans Available for Sale

   Loans available for sale are carried at amortized cost or fair value. Management estimates the fair value based upon current market interest rates and maturities. See Note 6.

Loans

   Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees and direct origination costs are capitalized and recognized as adjustments to yields on the related loans.

Allowance for Loan Losses

   The allowance for loan losses is established through a provision for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

   The allowance is maintained at a level that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loan loss experience, and current economic and business conditions that may affect the borrowers' ability to pay or the value of the

                           SUPERIOR FINANCIAL CORP.

collateral securing the loans. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. The Company continues to accrue interest on certain loans contractually past due 90 days if such loans are both well secured and in the process of collection.

   The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. All nonaccrual loans and all loans that have been restructured from their original contractual terms are considered impaired loans. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowances for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued, when in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the respective estimated useful lives of the assets of approximately 3 to 30 years. Depreciation expense on building and leasehold improvements is included in occupancy expense in the consolidated statements of income. Depreciation expense on furniture and equipment is included in equipment expense in the consolidated statements of income.

Impairment of Assets

   The Company accounts for any impairment of its long-lived assets using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations.

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

Real Estate Acquired in Settlement of Loans

   Real estate acquired in settlement of loans is initially recorded at estimated fair value, less estimated selling costs, and is subsequently carried at the lower of cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and the projects. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Bank's control.

Goodwill

   Goodwill (excess of purchase price of the Bank over the fair value of net assets acquired) was amortized on a straight-line basis over 20 years. The carrying value of goodwill was reviewed if the facts and circumstances

                           SUPERIOR FINANCIAL CORP.

suggested that it might be impaired. If this review indicates that intangibles have diminished in fair value based on the undiscounted cash flows produced by the intangibles over the remaining amortization period, the Company's carrying value will be reduced accordingly. See Recent Accounting Standards.

Prepaid Expenses and Other Assets

   Foreclosure receivables from FHA insured and VA guaranteed mortgages that are being serviced for the Company by a third party approximated $5.1 million and $6.5 million at December 31, 2001 and 2000, respectively and are included in prepaid expenses and other assets on the consolidated balance sheet. Additionally, $1.9 million and $2.3 million at December 31, 2001 and 2000, respectively, represent funds that have been advanced to the servicer on these loans and are also included in prepaid expenses and other assets. These are non-earning assets to the Bank.

Debt Issuance Costs

   Costs associated with the issuance of the $20.0 million Note, the $60.0 million Senior Notes, and the $25.0 million of trust preferred securities have been capitalized and are being amortized over the life of the debt. These costs are included in prepaid expenses and other assets on the consolidated balance sheets.

Mortgage Servicing Rights

   Mortgage servicing rights represent the cost of acquiring or originating the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank's carrying value of mortgage servicing rights and the amortization thereon is periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management's best estimate of remaining cash flows, using the disaggregated method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs, and changes in other factors. The Bank's carrying values of mortgage servicing rights are based upon estimated fair value and are not necessarily indicative of the amount that would be realized by a sale of these assets in the open market.

Comprehensive Income (Loss)

   The Company reports the classification components of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the consolidated statements of stockholders' equity. Comprehensive income (loss) refers to revenues, expenses, gains, and losses that are included in comprehensive income (loss) but excluded from net income. At December 31, 2001, other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments.

Advertising and Promotion Costs

   Advertising and promotion costs are expensed as incurred.

Stock-based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on

                           SUPERIOR FINANCIAL CORP.

the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation".

Segment Disclosures

   The Company operates in only one segment--community banking. All the Company's revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries, and no single external customer comprises more than 10% of the Company's revenues.

Recent Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 142 established new rules of accounting for intangible assets. Under these new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual review for impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of SFAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB is currently reconsidering this interpretation.

   The Company has adopted SFAS 142 as of January 1, 2002. At December 31, 2001, the Company's assets included goodwill of approximately $56.26 million, which is primarily from the acquisition of the Bank. The Company's annual goodwill amortization expense for 2001 was approximately $3.476 million. Net income and earnings per diluted share for 2001 and 2000 would have been $14.7 million or $1.60 diluted earnings per share and $14.1 million, as restated, or $1.49 diluted earnings per share, as restated, respectively. During 2002, the Company will perform the first required impairment tests of goodwill as of January 1, 2002. The effect of these tests on earnings and financial position has not yet been determined.

   On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes Statement
121. The Statement was effective for the Company on January 1, 2002. The impact on the Company's financial statements and related disclosures of the adoption of Statement 144 is not expected to be material.

2.  Restatement

   In the first quarter of 2000, management of Superior began evaluating the Company's present and anticipated data processing needs. As a part of this process, management entered into discussions with several vendors, including BISYS, Inc., the Company's data processor at that time. After consideration of the options available to the Company, management decided to terminate its Services Agreement with BISYS and so notified BISYS on December 28, 2000.

   On January 5, 2001, BISYS acknowledged receipt of the termination notice and provided Superior with estimates of early termination costs based on an estimated date of deconversion from the BISYS system at the end of July 2001. Subsequently, BISYS and Superior agreed to set the deconversion on August 10, 2001. However, the size of the project and the technical challenges of the deconversion prompted Superior in July 2001 to request a further extension to September 21, 2001. Thereafter, a dispute arose between Superior and BISYS regarding Superior's right to terminate the Services Agreement under the early termination provisions therein and Superior's right to require that BISYS release Superior's customer data. This dispute resulted in litigation between Superior and BISYS, which commenced in August 2001.

                           SUPERIOR FINANCIAL CORP.

   In September 2001, management of Superior and representatives of BISYS began to negotiate the timing, manner and cost of completing the deconversion, as well as the issues presented in the litigation. On September 14, 2001, representatives of both companies scheduled face-to-face negotiations and agreed to delay the deconversion until October 19, 2001. The further delay of deconversion was required by the complexities of the deconversion process and by the uncertainties created by disruptions resulting from the events of September 11, 2001.

   On September 28, 2001, Superior and BISYS entered into a written agreement that fixed the date of deconversion at October 19, 2001, established a rate schedule for processing and deconversion if deconversion were not completed by November 20, 2001, and settled the issues under litigation. Pursuant to this agreement, Superior paid BISYS a lump-sum amount of $3.7 million, which represented payment for past processing charges, future processing through deconversion and termination and deconversion charges contractually due at the time of deconversion.

   The deconversion project was completed in the fourth quarter of 2001. Upon subsequent completion of its accounting analysis, the Company restated prior periods' financial statements to reflect adjustments for cumulative processing costs in accordance with the Services Agreement and to recognize the expenses of the project over the entire period in which deconversion took place, beginning with the Company's notice of termination in December 2000 and ending with the completion of deconversion in November 2001. Therefore, the Company has restated its prior periods' financial statements to reflect recognition of after-tax expense of $1.4 million in addition to after-tax expense of $458,000 previously recognized in the third quarter 2001 and after-tax expense of $643,000 recognized in the fourth quarter of 2001. The $1.4 million of after-tax expense restated has been allocated as follows:

  . Early termination fees of $454,000 have been expensed in the fourth quarter of 2000 based on a formula contained in the Services Agreement, assuming that the termination had occurred as originally scheduled in July 2001. The Company has concluded that this expense was reasonably estimable at the time of the December 28, 2000 termination notice. However, since the deconversion did not occur until the fourth quarter of 2001, additional early termination fees of $41,000 calculated with reference to the formula have been expensed in each of the first, second, and third quarters of 2001.

  . Deconversion fees of $366,000 have been expensed over the eight-month early termination period measured from the notice of termination in December 2000 through the proposed deconversion date in July 2001. Of this total, $46,000 has been expensed in each of the fourth quarter 2000 and the third quarter of 2001, and $137,000 has been was expensed in each of the first and second quarters of 2001. The Company allocated the deconversion fees over the early termination period because the amounts paid were attributable to additional processing costs related to deconversion and incurred throughout the deconversion process.

  . Additional processing costs of $478,000 have been expensed in the third quarter of 2001. These amounts represent the rate called for under the Services Agreement for processing services performed beyond the early termination period.

   In addition to the conversion costs described above, the Company incurred certain conversion costs of $156,000 after tax, related primarily to training provided by the new data processor. The restatement reflects allocation of these costs in the amounts of $40,000, $32,000 and $84,000 in first, second and third quarters 2001, respectively.

3.  Acquisition

   In November 2000, the Bank's wholly owned subsidiary, Superior Finance Company, completed the acquisition of the assets of four consumer finance offices in northern Alabama for approximately $125,000 in

                           SUPERIOR FINANCIAL CORP.

cash from Southern Financial, Inc., a Nashville, Tennessee-based consumer finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

4.  Fair Value of Financial Instruments

   The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. The basis for market information and other valuation methodologies are significantly affected by assumptions used, including the timing of future cash flows, discount rates, judgments regarding economic conditions, risk characteristics and other factors. Because assumptions are inherently subjective in nature, the estimated fair values of certain financial instruments cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

   The estimated fair values of financial instruments consist of the following:

                                                                                    December 31, 2001
                                                                                  ----------------------
                                                                                   Carrying   Estimated
                                                                                    Value    Fair Value
                                                                                  ========   ----------
                                                                                  (Dollars in thousands)
Financial Assets
Cash and cash equivalents........................................................ $   97,561 $    97,561
Loans available for sale.........................................................     27,573      27,573
Loans, net.......................................................................  1,060,737   1,060,049
Investments available for sale, net..............................................    374,819     374,819
Accrued interest receivable......................................................     14,132      14,132
Federal Home Loan Bank stock.....................................................     17,330      17,330

Financial Liabilities
Demand and savings deposits......................................................    566,341     566,341
Time deposits....................................................................    648,693     655,499
Federal Home Loan Bank borrowings................................................    230,000     227,735
Other borrowed funds.............................................................     65,057      67,588
Notes payable and senior notes...................................................     52,000      53,846
Guaranteed preferred beneficial interest in the Company's subordinated debentures     25,000      25,000

                           SUPERIOR FINANCIAL CORP.

                                                 December 31, 2000
                                               ----------------------
                                                           Estimated
                                                Carrying      Fair
                                                 Value       Value
                                               ----------  ----------
                                               (Dollars in thousands)
           Financial Assets
           Cash and cash equivalents.......... $   55,321  $   55,321
           Loans, net.........................  1,056,857   1,055,257
           Loans available for sale...........     27,226      27,226
           Investments available for sale, net    363,008     363,008
           Accrued interest receivable........     17,515      17,515
           Federal Home Loan Bank stock.......     23,713      23,713

           Financial Liabilities
           Demand and savings deposits........    516,051     516,051
           Time deposits......................    562,457     563,702
           Federal Home Loan Bank borrowings..    330,000     322,855
           Other borrowed funds...............     53,628      53,628
           Notes payable and senior notes.....     71,500      73,143

   The fair value of loans is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value of $8.0 million and $4.5 million at December 31, 2001 and 2000, respectively, was not estimated, and therefore is included in estimated fair value at the carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loss.

   The fair value of investments available for sale is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank ("FHLB") stock is considered to be carrying value.

   The fair value of cash and cash equivalents is considered the same as its carrying value. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, FHLB borrowings and notes payable is estimated using the rates currently offered for liabilities of similar remaining maturities.

   The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The fair values of these off-balance-sheet financial instruments were not significant at December 31, 2001 and 2000.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           SUPERIOR FINANCIAL CORP.

5.  Loans and Financial Instruments with Off-Balance Sheet Risk

   Loans consisted of approximately the following at December 31:

                                                          2001        2000
                                                       ----------  ----------
                                                       (Dollars in thousands)
 First mortgage loans (principally conventional):
  Collateralized by one-to-four family residences..... $  411,233  $  467,583
  Collateralized by other properties..................    178,705     149,631
  Construction loans..................................     79,867      87,714
                                                       ----------  ----------
                                                          669,805     704,928
  Undisbursed portion of construction loans...........    (24,217)    (30,838)
                                                       ----------  ----------
 Total first mortgage loans...........................    645,588     674,090
 Consumer and other loans:
 Automobile...........................................    245,695     238,916
 Savings..............................................      8,207       8,465
 Home equity and second mortgage......................     81,525      28,184
 Commercial...........................................     57,337      41,920
 Other................................................     33,970      76,807
                                                       ----------  ----------
 Total consumer and other loans.......................    426,734     394,292
 Deferred loan costs, net of deferred origination fees        524         561
 Allowance for loan losses............................    (12,109)    (12,086)
                                                       ----------  ----------
 Loans, net........................................... $1,060,737  $1,056,857
                                                       ==========  ==========

   Impairment of loans having carrying values of $8.02 million and $4.495 million at December 31, 2001 and 2000, respectively, has been recognized in conformity with Statement of Financial Accounting Standards No. 114 ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"). The average carrying value of impaired loans was $6.334 million and $3.127 million for the years ended December 31, 2001 and 2000, respectively. The total allowance for credit losses related to these impaired loans was $1.885 million and $803,000 at December 31, 2001 and 2000, respectively. The Company does not segregate income recognized on a cash basis in its financial records, and thus, such disclosure is not practicable. For impairment recognized in conformity with SFAS 114, as amended, the entire change in present value of expected cash flows is reported as provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for loan losses that otherwise would be reported.

   Loans to directors and executive officers totaled $696,000 at December 31, 2001 and $747,000 at December 31, 2000. Such loans are made on substantially the same terms as those for other loan customers. New loans and advances on prior commitments made to such related parties totaled $24,000 for the year ended December 31, 2000. No new loans and advances on prior commitments were made to related parties for the year ended December 31, 2001. Repayments of loans made by such related parties were $17,000, and $11,000 for the years ended December 31, 2001 and 2000, respectively. Loans to directors who retired from the Board during 2001 and 2000 totaled $34,000 and $372,000, respectively.

   The Company, through its normal lending activity, originates and maintains loans, which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Company's policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company and such changes could be significant.

                           SUPERIOR FINANCIAL CORP.

   The Company originates and purchases adjustable rate mortgage loans to hold for investment. The Company also originates 15-year and 30-year fixed rate mortgage loans and sells substantially all new originations of 30-year and 15-year loans to outside investors with servicing released. Loans available for sale totaled approximately $27.6 million and $27.2 million at December 31, 2001 and 2000, respectively.

   The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Company does not use financial instruments with off-balance sheet risk as part of its own asset/liability management program or for trading purposes.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterpart. Such collateral consists primarily of residential and commercial properties.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had outstanding loan commitments and lines of credit aggregating approximately $60.943 million and $55.747 million at December 31, 2001 and 2000, respectively. There were no standby letters of credit outstanding at December 31, 2001 or 2000.

6.  Mortgage Loan Servicing

   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2001 and 2000 are summarized as follows:

                                         2001        2000
                                       --------    --------
                                      (Dollars in thousands)
                    FHLMC............ $212,900    $217,046
                    FNMA.............  208,799     269,294
                    GNMA.............   68,757      84,471
                    Private investors    7,510       9,344
                                       --------    --------
                                      $497,966    $580,155
                                       ========    ========

   Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of approximately $5.025 million and $8.114 million at December 31, 2001 and 2000, respectively. Of the loans serviced by the Bank, approximately $1.271 million and $1.817 million were sold with recourse at December 31, 2001 and 2000, respectively.

   At December 31, 2001 and 2000, the Company's loan servicing bond included errors and omissions coverage of $5 million and fidelity bond insurance coverage of $10.0 million. Additionally, at December 31, 2001 and 2000, the Company was covered by an excess liability umbrella policy in the amount of $20.0 million.

                           SUPERIOR FINANCIAL CORP.

   Following is a summary of the changes in purchased mortgage servicing rights:

                                           2001    2000    1999
                                          ------  ------  ------
                                          (Dollars in thousands)
               Balance, beginning of year $6,154  $4,085  $2,198
                Additions................  1,083   2,812   2,127
                Amortization.............   (970)   (743)   (240)
                                          ------  ------  ------
               Balance, end of year...... $6,267  $6,154  $4,085
                                          ======  ======  ======

   Following is a summary of the changes in originated mortgage servicing rights:

                                             2001      2000  1999
                                            -----     -----  ----
                                            (Dollars in thousands)
                 Balance, beginning of year $ 476     $ 225  $ --
                  Additions................   455       377   292
                  Amortization.............  (174)     (126)  (67)
                                            -----     -----  ----
                 Balance, end of year...... $ 757     $ 476  $225
                                            =====     =====  ====

   Under Office of Thrift Supervision ("OTS") regulations, the lower of the amortized carrying value, 90% of the fair market value, or 90% of the original cost of mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

   In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained basis. The purchase contract provided that Superior would receive a pass through net yield of 7.13% and that the loans would be paid off upon foreclosure and the servicer's receipt of the individual claims from either FHA or VA.

   In the third quarter of 1999, the primary seller/servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The bankruptcy was subsequently converted to a Chapter 7 proceeding in which Superior has filed a $3.7 million proof of claim. Superior then entered into a fee-based sub-servicing agreement with the secondary servicer.

   In the fourth quarter of 2000, Superior's management became aware of, and brought to the secondary servicer's attention, increasing discrepancies in the two companies' respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies entered into ongoing discussions to resolve these differences.

   Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001 Superior decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized in 2001 on the portfolio. At year-end 2001, management reviewed Superior's net valuation of the portfolio and, based on ordinary contingencies of recovery in the bankruptcy of the primary seller/servicer and claims against the secondary servicer, management has further reduced its valuation of the portfolio by an additional $400,000 after tax or $0.05 earnings per diluted share. The remaining balance of the portfolio is currently $20.0 million. Superior will continue to apply this cost recovery method in accounting for these assets during 2002.

                           SUPERIOR FINANCIAL CORP.

7.  Investments Available for Sale

   The amortized cost and estimated fair value of investments available for sale are summarized as follows:

                                    December 31, 2001
                        ------------------------------------------
                                    Gross      Gross
                        Amortized Unrealized Unrealized Estimated
                          Cost      Gains      Losses   Fair Value
                        --------- ---------- ---------- ----------
                                  (Dollars in thousands)
             Agencies.. $ 61,810    $  683     $  --     $ 62,493
             Municipals   36,562        --       (91)      36,471
             GNMA......   14,549       290        --       14,839
             FNMA......   60,395       719        --       61,114
             FHLMC.....   48,732       683        --       49,415
             CMOs......   88,110       596        --       88,706
             Corporates   62,235        --      (454)      61,781
                        --------    ------     -----     --------
                        $372,393    $2,971     $(545)    $374,819
                        ========    ======     =====     ========

                                    December 31, 2001
                        ------------------------------------------
                                    Gross      Gross
                        Amortized Unrealized Unrealized Estimated
                          Cost      Gains      Losses   Fair Value
                        --------- ---------- ---------- ----------
                                  (Dollars in thousands)
             Agencies.. $ 32,001     $388     $    --    $ 32,389
             Municipals   25,337      481          --      25,818
             GNMA......   20,159       --         (54)     20,105
             FNMA......   99,820       --      (1,032)     98,788
             FHLMC.....   56,422       --        (505)     55,917
             CMOs......   87,729       --      (1,744)     85,985
             Corporates   45,813       --      (1,807)     44,006
                        --------     ----     -------    --------
                        $367,281     $869     $(5,142)   $363,008
                        ========     ====     =======    ========

   The amortized cost and estimated fair value by contractual maturity of available-for-sale investments at December 31, 2001 are as follows:

                                              Amortized   Estimated
                                                Cost      Fair Value
                                              ---------   ----------
                                              (Dollars in thousands)
             Due in one year or less......... $      7     $      7
             Due from one year to five years.   12,052       12,056
             Due from five years to ten years  110,907      112,890
             Due after ten years.............  249,427      249,866
                                              --------     --------
                Totals....................... $372,393     $374,819
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

                           SUPERIOR FINANCIAL CORP.

   Mortgage-backed securities with carrying values of approximately $36.339 million and $80.821 million at December 31, 2001 and 2000, respectively were subject to adjustable rates.

   During the years ended December 31, 2001 and 2000, investments available for sale with a fair value at the date of sale of $87.501 million and $5.502 million respectively, were sold. The gross realized gains on such sales totaled $1.951 million, and $139,000, at December 31, 2001 and 2000, respectively. The gross realized losses totaled $77,000, and $49,000, respectively. The income tax expense related to net security gains in 2001 and 2000 were $656,000 and $31,000 respectively.

   The carrying value of investments pledged for letters of credit, treasury, tax and loan note accounts, public fund deposits, and repurchase agreements were approximately $185.130 million and $133.492 million at December 31, 2001 and 2000, respectively.

8.  Allowance for Loan Losses

   A summary of the activity in the allowance for loan losses follows:

                                            2001     2000     1999
                                           -------  -------  -------
                                             (Dollars in thousands)
           Balance, beginning of year..... $12,086  $11,346  $10,472
            Provision for loan losses.....   4,500    2,300    2,270
            Charge-offs, net of recoveries  (4,477)  (1,560)  (1,396)
                                           -------  -------  -------
           Balance, end of year........... $12,109  $12,086  $11,346
                                           =======  =======  =======

9.  Premises and Equipment

   Premises and equipment consisted of the following at December 31:

                                               2001        2000
                                             -------      -------
                                            (Dollars in thousands)
                Land....................... $ 9,200      $ 8,959
                Buildings and improvements.  23,197       19,467
                Furniture and equipment....  17,425        9,537
                Construction in progress...   3,696        2,763
                                             -------      -------
                                             53,518       40,726
                Accumulated depreciation...  (8,255)      (5,319)
                                             -------      -------
                Premises and equipment, net $45,263      $35,407
                                             =======      =======

10.  Deposits

   Deposits consisted of the following at December 31:

                                                                      2001        2000
                                                                   ----------  ----------
                                                                   (Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing deposits of
  $115,484 and $92,879 at December 31, 2001 and 2000, respectively $  431,170  $  398,150
Money market......................................................     36,721      30,781
Statement and passbook savings....................................     98,450      87,120
Certificates of deposit...........................................    648,693     562,457
                                                                   ----------  ----------
                                                                   $1,215,034  $1,078,508
                                                                   ==========  ==========

                           SUPERIOR FINANCIAL CORP.

   The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $184.452 million and $82.359 million at December 31, 2001 and 2000, respectively.

   At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                                        (Dollars in
                                        thousands)
                                        -----------
                             2002......  $500,687
                             2003......    81,704
                             2004......    57,622
                             2005......     6,780
                             2006......     1,477
                             Thereafter       423
                                         --------
                                         $648,693
                                         ========

   Interest expense on deposits for the years ended December 31 was as follows:

                                             2001    2000    1999
                                            ------- ------- -------
                                            (Dollars in thousands)
             Demand and NOW accounts....... $ 6,849 $ 7,509 $ 3,535
             Money market..................     991   1,269   2,001
             Statement and passbook savings   1,944   2,042   2,281
             Certificates of deposit.......  30,591  30,629  26,154
                                            ------- ------- -------
                                            $40,375 $41,449 $33,971
                                            ======= ======= =======

11.  Federal Home Loan Bank (FHLB) Borrowings

   At December 31, 2001 and 2000, the Company had long-term FHLB borrowings of $223.0 million with interest rates ranging from 4.65% to 6.49% and maturity dates ranging from September 2, 2003 to May 10, 2010. Of this total, $65.0 million maturing in 2003 and $68.0 million maturing in 2010, with interest rates ranging from 4.65% to 6.49%, are callable on a quarterly basis and may be refinanced on a long-term basis. FHLB advances of $30.0 million, $30.0 million and $30.0 million, all maturing in 2008, with interest rates of 5.35%, 5.47% and 5.59%, respectively, are callable in 2002, 2003 and 2004, respectively, and may be refinanced on a long-term basis.

   The Bank had short-term FHLB borrowings of $7.0 million and $107.0 million at December 31, 2001 and 2000, respectively. The weighted average interest rate on short-term borrowings was 1.98% at December 31, 2001, and 6.11% at December 31, 2000.

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

   Additionally, at December 31, 2001, the Bank has a $50.0 million line of credit, which expires on September 19, 2002. The Bank had no outstanding borrowings under the line of credit at December 31, 2001. There is no commitment fee to maintain this credit line.

                           SUPERIOR FINANCIAL CORP.

   The Bank had long-term borrowings from the FHLB with maturities as follows at December 31, 2001:

                                                          FHLB
                                                       Long-Term
                                                       Borrowings
                                                      ------------
                                                       (Dollars in
                                                       thousands)
             Maturing in the year ending December 31:
                2003................................. $     65,000
                2004.................................           --
                2005.................................           --
                2006.................................           --
                Thereafter...........................      158,000
                                                      ------------
                                                      $    223,000
                                                      ============

12.  Other Borrowings

   At December 31, 2001, borrowings included a $500,000 advance under a $20.0 million line of credit (the "LOC") and $51.5 million of the $60.0 million Senior Notes. At December 31, 2000 borrowings included an $11.5 million advance under the LOC and the $60.0 million of Senior Notes. These are obligations of the parent, Superior Financial Corp. At December 31, 2001 and 2000 other borrowings for the Bank consisted of $15.0 million and $3.5 million, respectively in Treasury, Tax and Loan deposits received through the Direct Investment Program with the Federal Reserve Bank of St. Louis and $50.1 million and $50.1 million, respectively, in repurchase agreements.

   On April 1, 2000, Superior converted the $20.0 million Note into the LOC, which matures April 1, 2003. At December 31, 2001, $19.5 million was available under the LOC. The LOC bears interest at LIBOR plus l.50% (3.69% at December 31, 2001) and requires quarterly interest payments. The LOC is secured by shares of the Bank in such an amount that the book value of pledged stock will be equal to at least two times the outstanding balance of the loan. The LOC contains certain covenants of which the most restrictive includes a minimum total capital, minimum return on assets and maximum nonperforming assets to total loans and other real estate ratio. At December 31, 2001, the Company was in compliance with the covenants.

   The $51.5 million Senior Notes bear interest at 8.65% and require semiannual interest payments that began October 1, 1998. The entire principal balance is due April 1, 2003. The agreement requires the Company to maintain an interest reserve account with cash or permitted investments sufficient to pay interest due on the next two succeeding interest payment dates. At December 31, 2001, the interest reserve account held a mortgage-backed security with a carrying value of approximately $4.8 million. This account is classified in investments available for sale on the balance sheet. The loan agreement contains certain covenants of which the most restrictive include minimum total capital and minimum liquidity maintenance. Additionally, the agreement restricts certain payments of dividends. At December 31, 2001, the Company was in compliance with these covenants. Debt issuance costs of $2.465 million were incurred with the offering, and the remaining unamortized balance of $535,000 is included in prepaid expenses and other assets at December 31, 2001.

   As of December 31, 2001, the Bank may receive up to $20.0 million in Treasury, Tax and Loan deposits. The interest rate on these deposits is the Federal Funds rate less 25 basis points (1.50% at December 31, 2001).

   In December 2000, the Bank entered into an agreement with Salomon Smith Barney to sell $50.0 million of securities under an agreement to repurchase. The Bank is obligated (i) to repurchase these securities at maturity in 2010 or, at the issuer's option, after two years or any quarterly interest payment date following, (ii) pay

                           SUPERIOR FINANCIAL CORP.

quarterly interest at 5.22% and (iii) maintain collateral of 110% of the Agreement. The Bank had $50.0 million of these securities outstanding at December 31, 2001 and 2000.

13. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures

   On December 18, 2001, Superior Statutory Trust, a Connecticut statutory trust wholly owned by the Company, sold to investors $25.0 million of trust preferred securities. The proceeds were used to purchase $25.774 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior Statutory Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the consolidated balance sheets as "Guaranteed preferred beneficial interest in the Company's subordinated debentures." The sole asset of Superior Statutory Trust is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust and the subordinated debentures of the Company will mature on December 18, 2031; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

   The interest rate on the Company's subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 5.60% at December 31, 2001. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

14.  Regulatory Matters

   The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

                           SUPERIOR FINANCIAL CORP.

   The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented below (dollars in thousands):

                                                                                    Required to be
                                                                                  Categorized as Well
                                      Company         Bank         Required for    Capitalized Under
                                   -----------   -------------   Capital Adequacy  Prompt Corrective
                                      Actual         Actual          Purposes      Action Provisions
                                   ------------  --------------  ---------------  ------------------
                                   Amount  Ratio  Amount  Ratio   Amount    Ratio   Amount     Ratio
                                   ------- ----- -------- -----   -------   -----  --------   -----
As of December 31, 2001
Tangible Capital to adjusted
  total assets.................... $85,872 5.17% $120,801  7.33% $24,725    1.50%      N/A      N/A
Core capital to adjusted total
  assets..........................  85,872 5.17   120,801  7.33   65,935    4.00  $ 82,418     5.00%
Total capital to risk weighted
  assets..........................  97,981 8.99   132,910 12.26   86,715    8.00   108,394    10.00
Tier I capital to risk weighted
  assets..........................  85,872 7.88   120,801 11.14      N/A     N/A    65,037     6.00
As of December 31, 2000, as
  restated
Tangible capital to adjusted total
  assets.......................... $53,278 3.32% $115,424  7.22% $23,987    1.50%      N/A      N/A
Core capital to adjusted total
  assets..........................  53,278 3.32   115,424  7.22   63,967    4.00  $ 79,958     5.00%
Total capital to risk weighted
  assets..........................  65,364 6.42   127,510 12.57   81,134    8.00   101,418    10.00
Tier I capital to risk weighted
  assets..........................  53,278 5.23   115,424 11.38      N/A     N/A    60,851     6.00

                           SUPERIOR FINANCIAL CORP.

15.  Income Taxes

   Included in other liabilities are deferred income taxes, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                         2001        2000
                                                       -------   ------------
                                                       (Dollars in thousands)
                                                                 (As Restated
                                                                   Note 2)
    Deferred tax liabilities:
     Prepaid assets................................... $    83      $  264
     Goodwill amortization............................     473         374
     FHLB dividends...................................   1,540       1,244
     Premises and equipment...........................     257         297
     Unrealized gain on investments available for sale     849          --
     Other............................................     236         247
                                                       -------      ------
    Total deferred liabilities........................   3,438       2,426
    Deferred tax assets:
     Allowance for loan losses........................   1,125         622
     Mortgage servicing rights........................     169         110
     Unrealized loss on investments available for sale      --       1,495
                                                       -------      ------
    Total deferred assets.............................   1,294       2,227
                                                       -------      ------
    Net deferred tax liability........................ $(2,144)     $ (199)
                                                       =======      ======


   Significant components of the provision for income taxes for the years ended December 31 are as follows:

                                   2001       2000      1999
                                  ------  ------------ ------
                                    (Dollars in thousands)
                                          (As Restated
                                            Note 2)
                   Current:
                    Federal...... $5,850     $5,230    $5,218
                    State........     --         --       473
                                  ------     ------    ------
                   Total current.  5,850      5,230     5,691

                   Deferred:
                    Federal......   (400)       564       713
                    State........     --         --        43
                                  ------     ------    ------
                   Total deferred   (400)       564       756
                                  ------     ------    ------
                                  $5,450     $5,794    $6,447
                                  ======     ======    ======

                           SUPERIOR FINANCIAL CORP.

   The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 are as follows:

                                                             2001  2000  1999
                                                             ----  ----  ----
                                                                (As Restated
                                                                   Note 2)
 Tax at U.S. statutory rate................................. 35.0% 35.0% 35.0%
 State income tax expense, net of federal income tax benefit   --    --   1.7
 Tax exempt interest income................................. (4.3) (2.9) (1.1)
 Other......................................................   --   0.8   0.5
                                                             ----  ----  ----
                                                             30.7% 32.9% 36.1%
                                                             ====  ====  ====

   The Bank files a consolidated federal income tax return with the Company. Income tax expense is allocated to the Bank and recorded in the Bank's consolidated financial statements, generally on the basis of the tax, which would be payable if the Bank had filed a separate return.

16.  Earnings Per Common Share and Dividends

   The Company computes earnings per share (EPS) in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented.

   Basic and diluted earnings per common share at December 31 is computed as follows:

                                               2001       2000        1999
                                              ------- -------------  -------
                                                  (In thousands, except
                                                    per share amounts)
                                                       (As Restated
                                                         Note 2)
   Common shares--weighted average (basic)...   8,963         9,475   10,073
   Common share equivalents--weighted average     194            30       47
                                              ------- -------------  -------
   Common shares--weighted average (diluted).   9,157         9,505   10,120
                                              ======= =============  =======
   Net income................................ $12,291 $      11,815  $11,386
                                              ======= =============  =======
   Basic earnings per common share........... $  1.37 $        1.25  $  1.13
                                              ======= =============  =======
   Diluted earnings per common share......... $  1.34 $        1.24  $  1.13
                                              ======= =============  =======

   On November 14, 2001, the Company declared a $0.10 per common share dividend to stockholders of record as of December 31, 2001 that was paid on January 23, 2002. The Company has not previously paid dividends.

                           SUPERIOR FINANCIAL CORP.

17.  Commitments and Contingencies

   The Bank leases branch locations under operating leases with remaining terms ranging from two to 20 years. These leases generally all contain renewal options with varying periods. A schedule of future minimum rental payments under operating leases, as of December 31, 2001 follows:

                                        (Dollars in
                                        thousands)
                                        -----------
                             2002......   $  781
                             2003......      655
                             2004......      587
                             2005......      464
                             2006......      337
                             Thereafter    1,620
                                          ------
                                          $4,444
                                          ======

   Rental expense was $1.284 million, $925,000, and $786,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

   On April 1, 1998, the Company became the legal successor to NationsBank's right and interest in the related proceedings brought under the action Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the "Goodwill Litigation"). Within five (5) business days following the Company's receipt of payment pursuant to irrevocable settlement or other resolution of the Goodwill Litigation by final judgment subject to no further appeal, and, as further consideration for the sale of the Bank to the Company, the Company shall pay NationsBank 50% of the "net recovery" from the Goodwill Litigation. "Net recovery" shall be the gross aggregate amount the Company receives from such settlement or resolution, net of the total litigation expenses incurred and paid by the Company after the Closing Date. "Total litigation expense" shall include, without limitation, attorneys' fees, court costs, expenses, fees of experts and consultants, filing fees and all other costs reasonably incurred in prosecution of the Goodwill Litigation.

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

   Since December 31, 2000, the Company has become involved in the following litigation:

   In August 2001, the Company began an investigation of an apparent defalcation. As a result of the investigation, a mid-level manager of the Bank was terminated. The results of the investigation also implicated the Bank's controller. On November 2, 2001, the controller delivered to a director of the Company a letter in which he alleged that management had intentionally misstated the Company's financial statements and proposed to file with the Commission materially inaccurate financial information with regard to a technology conversion then in progress and a purchased mortgage portfolio.

   Also on November 2, 2001, the terminated mid-level manager filed a suit styled Bauman, et al v. Superior Financial Corporation, et al., Civ. No. 4-01-CV-00756G8; U.S. District Court, Eastern District of Arkansas, Western Division (the "Bauman Suit"). The suit, which names the Company, two of its executive officers and the Company's independent auditors as defendants, alleges that, for the past two years, the Company had overstated income in press releases and financial reports, and thus improperly inflated its stock price. The complaint seeks undetermined damages for shareholders who purchased stock in that period.

                           SUPERIOR FINANCIAL CORP.

   On November 5, 2001, the Board of Directors created a Special Committee to investigate the allegations contained in the controller's letter. The Special Committee is comprised of two outside directors who are not also members of the Audit Committee and is authorized to conduct a thorough investigation with the assistance of independent outside counsel. The Special Committee promptly conducted its investigation which included, among other things, extensive interviews with management, the Company's independent auditors and the controller. On November 14, 2001, the Special Committee reported to the full Board and the independent auditors its conclusion that the controller's allegations were not supported by the facts established during the investigation.

   As a result of the continued investigation into the apparent defalcation, the Bank terminated the controller on December 3, 2001. Thereafter, on December 20, 2001, the Bank filed suit in the action styled, Superior Bank v. Bauman, et al., Case No. CV-2001-1089 in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division (the "Superior Bank Suit"). The complaint alleges that the mid-level manager had embezzled from the Bank and that the controller had, among other things, breached his fiduciary duties by permitting the embezzlement to occur. On December 28, 2001, the defendants filed answers and counterclaims against the Bank alleging defamation and seeking damages in unstated amounts.

   On January 4, 2002, the same attorney who filed the Bauman Suit filed in the same court a case styled Kashima v. Superior Financial Corp., et al., Cir. No. 4-02-CV-007SWW (the "Kashima Suit"). The complaint sets forth essentially the same allegations and seeks the same relief against the same defendants as those set forth and sought in the Bauman Suit. On February 4, the plaintiffs' attorney, filed a suit styled Cottrell v. Gardner, et al., Case No. CV-2002-121(I) in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division. The case purports to be a shareholders' derivative action and seeks recovery on behalf of the Company against the members of the Board of Directors for damages arising from alleged falsification of the Company's financial statements. The allegations essentially repeat those advanced in the Bauman Suit and the Kashima Suit.

   In February 2002, the Special Committee obtained access to additional information and renewed its investigation. On February 13, 2002 the Special Committee delivered to the full Board of Directors a supplemental report in which the Special Committee concluded that its original conclusions remained unchanged and that it found no evidence of any illegal activity, conspiracy or bad faith on the part of management of the Company with respect to the matters subject to the investigation.

   All of the cases outlined above are in the earliest stages of litigation. In the Kashima Suit, the plaintiff has moved to consolidate the suit with the Bauman suit and to name lead plaintiffs. The motion is pending. In the Superior Bank suit, the court recently granted the Bank's motion to dismiss the counterclaim for lack of specificity. The plaintiffs will have an opportunity to amend their counterclaims.

   The Bank intends to pursue its claims vigorously and the Company intends to defend the claims against it with equal vigor. At this early stage of litigation, the Bank and the Company are unable to predict the outcome of the litigation and its effect, if any, on the financial condition of the the Company or Bank.

   The Company's Certificate of Incorporation and Bylaws contain provisions for the indemnification of officers and directors under certain circumstances. Claims arising under the litigation described above may entitle officers and directors to indemnification under those provisions.

                           SUPERIOR FINANCIAL CORP.

   The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse affect on the Company or its business.

18.  Supplemental Disclosure of Cash Flow Information and Noncash Activity

Cash Flow Information

                                                                          2001    2000    1999
                                                                         ------- ------- -------
                                                                          (Dollars in thousands)
Cash paid for the years ending December 31:
 Interest............................................................... $62,981 $69,170 $57,247
 Taxes..................................................................   5,550   5,145   6,325
Costs paid from the proceeds of the issuance Trust Preferred securities:     738      --      --
Noncash activities:
 Additions to other real estate from settlement of loans................   2,989   1,287     998
 Dividends declared.....................................................     857      --      --
 Acquisition and purchase accounting adjustments:.......................
   Goodwill, net........................................................      83     250   2,576
   Premises and equipment, net..........................................      --      98  (1,412)
   Other liabilities....................................................      --      --  (1,164)

19.  Employee Benefit Plan

   In April 1998 the Company established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code") (the "401(k) Plan"). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Matching contributions may be made in amounts and at times determined by the Company. Certain other statutory limitations with respect to the Company's contribution under the 401(k) Plan also apply. Amounts contributed by the Company for a participant will vest over four years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan.

   Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan will be invested in accordance with participant elections among certain investment options. Distributions from participant accounts will not be permitted before age 591/2, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching contributions of $366,000, $333,000, and $258,000 to the 401(k) Plan in 2001, 2000, and 1999, respectively.

20.  Stock Option Plan

   On June 17, 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "LTIP"). The LTIP is an omnibus plan administered by the Company's Compensation Committee to provide equity-based incentive compensation for the Company's key employees. It provides for issuance of incentive stock options, qualified under
Section 422 of the Code, as amended and non-qualified stock options. The LTIP also provides for issuance of stock appreciation rights, whether in tandem with options or separately, and awards of restricted shares subject to time-based restrictions and/or performance goals.

                           SUPERIOR FINANCIAL CORP.

   The LTIP imposes a limit on the total number of shares that may be issued during the ten-year term of the LTIP equal to 10% of the number of shares outstanding as of December 31, 1998 (1,008,000 total shares limit). It imposes a limit on the number of awards that may be granted to all employees in any one calendar year equal to 1% of the number of shares outstanding on December 31, 1998 (100,800 annual shares limit). Any unused portion of the annual shares limit is carried forward and available for awards in future years. Finally, the LTIP limits the number of restricted stock awards that may be granted each year, which are time-based restricted only (i.e., without regard to any performance goals), to a number of shares equal to .33% (1/3 of 1%) of the number of shares outstanding on December 31, 1998 (33,932 annual restricted shares limit). For the years ended December 31, 2001, 2000, and 1999, the Company granted, 120,870, 113,500, and 95,645 options, respectively, under the LTIP.

   A total of 487,500 options were granted to the Chairman and Chief Executive Officer of the Company and 243,750 options were granted to the President of the Company pursuant to their Founder's Agreements and Employment Agreements (collectively referred to as the "Agreements"), respectively. Those options were issued before the adoption of the LTIP by the Company's Board and, therefore, are non-qualified stock options. They have not been issued pursuant to the LTIP. Under the Agreements, 292,500 options vested upon the successful completion of the acquisition of the Bank and consummation of public offering of equity securities. The remaining options granted under the Agreements vested upon achieving certain performance targets.

   The following summarizes the stock option activity:

                                      2001               2000              1999
                               ------------------- ----------------- -----------------
                                         Weighted          Weighted          Weighted
                                         Average-          Average-          Average-
                                         Exercise          Exercise          Exercise
                                Options    Price   Options   Price   Options   Price
                               --------- --------- ------- --------- ------- ---------
Outstanding--beginning of year   975,944 $   10.07 862,444 $   10.08 766,799 $   10.04
Granted.......................   120,870     13.05 113,500     10.00  95,645     10.38
Exercised.....................     2,000     10.09      --        --      --        --
Canceled......................    23,370     10.31      --        --      --        --
                               --------- --------- ------- --------- ------- ---------
Outstanding--end of year...... 1,071,444 $   10.40 975,944 $   10.07 862,444 $   10.08
                               ========= ========= ======= ========= ======= =========
Exercisable at end of year....   849,649 $   10.17 738,752 $   10.01 738,752 $   10.01
                               ========= ========= ======= ========= ======= =========

   Exercise prices for options outstanding as of December 31, 2001 ranged from $10.00 to $13.05. The weighted-average remaining contractual life of the outstanding options is 6.7 years. All stock options issued by the Company have an original contractual life of 10 years.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted and the respective weighted-average assumptions are as follows:

                                                 2001       2000       1999
                                               ---------  ---------  ---------
Weighted-average fair value of options granted $    4.37  $    5.53  $    5.15
Risk-free interest rate.......................      5.33%      6.13%      6.46%
Dividend yield................................      2.55%      0.00       0.00
Expected stock volatility.....................       .29        .30        .21
Weighted average expected life................  10 years   10 years   10 years

                           SUPERIOR FINANCIAL CORP.

   In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the years ended December 31, 2001, 2000, and 1999, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123, would have resulted in net income of approximately $11.851 million, $11.447 million, as restated, and $11.116 million, respectively, or $1.32 and $1.29 basic and diluted, respectively, earnings per share for 2001, $1.21 basic and $1.20 diluted, respectively earnings per share for 2000, as restated, and $1.10 basic and diluted earnings per share for 1999. Such pro forma effects are not necessarily indicative of the effect on future years.

21.  Parent Company Financial Information

   Presented below are the condensed balance sheets, and statements of income and cash flows for the parent company, Superior Financial Corp., as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999.

                                Balance Sheets
                            (Dollars in thousands)

                                                        December 31
                                                  ----------------------
                                                    2001        2000
                                                  -------- -------------
                                                            (As Restated
                                                              Note 2)
       Assets
       Cash and cash equivalents................. $  5,309 $       2,204
       Investment in subsidiary..................  180,117       172,983
       Investments...............................    9,895         5,191
       Other.....................................    3,690         3,606
                                                  -------- -------------
       Total assets.............................. $199,011 $     183,984
                                                  ======== =============
       Liabilities and Stockholders' Equity
       Notes payable............................. $ 77,774 $      71,500
       Accrued interest and other liabilities....    1,827         1,667
                                                  -------- -------------
       Total liabilities.........................   79,601        73,167
       Stockholders' equity......................  119,410       110,817
                                                  -------- -------------
       Total liabilities and stockholders' equity $199,011 $     183,984
                                                  ======== =============

                           SUPERIOR FINANCIAL CORP.

                             Statements of Income
                            (Dollars in thousands)

                                                                          Year ended December 31
                                                                         ------------------------
                                                                          2001     2000    1999
                                                                         ------- -------- -------
                                                                                   (As
                                                                                 Restated
                                                                                 Note 2)
Income
Dividends from subsidiary............................................... $14,500 $14,000  $11,000
Expenses
Interest, net...........................................................   5,997   6,393    6,278
Other...................................................................     947     788      533
                                                                         ------- -------  -------
Total expenses..........................................................   6,944   7,181    6,811
                                                                         ------- -------  -------
Income before income tax benefit and equity in undistributed earnings of
  subsidiary............................................................   7,556   6,819    4,189
Income tax benefit......................................................   2,683   2,611    2,503
Equity in undistributed earnings of subsidiary..........................   2,052   2,385    4,694
                                                                         ------- -------  -------
Net income.............................................................. $12,291 $11,815  $11,386
                                                                         ======= =======  =======

                           Statements of Cash Flows
                            (Dollars in thousands)

                                                                                     Year ended December 31
                                                                                  ---------------------------
                                                                                    2001      2000     1999
                                                                                  --------  --------  -------
                                                                                              (As
                                                                                            Restated
                                                                                            Note 2)
Operating Activities
Net income....................................................................... $ 12,291  $ 11,815  $11,386
Adjustments to reconcile net income to net cash provided by operating activities:
 Undistributed earnings of subsidiary............................................   (2,052)   (2,385)  (4,694)
 Depreciation and amortization...................................................      826       726      712
 (Increase) decrease in other assets.............................................      887       183      (73)
 (Decrease) increase in accrued interest and other liabilities...................     (711)    1,033     (860)
                                                                                  --------  --------  -------
Net cash provided by operating activities........................................    9,466    11,372    6,471
Investing Activities
Purchase of investments..........................................................  (10,316)       --   (5,206)
Sale of investments..............................................................    5,650        --    5,333
Gain on sale of investments......................................................       --        --       (3)
                                                                                  --------  --------  -------
Net cash (used in) provided by investing activities..............................   (4,666)       --      124
Financing Activities
Proceeds from common stock issued, net...........................................       --         9        7
Purchase of treasury stock.......................................................   (7,195)   (9,963)  (1,164)
Proceeds from trust preferred securities.........................................   25,000        --       --
Principal payments on notes payable..............................................  (19,500)   (1,500)  (7,000)
                                                                                  --------  --------  -------
Net cash (used in) financing activities..........................................   (1,695)  (11,454)  (8,157)
Net increase (decrease) in cash and cash equivalents.............................    3,105       (82)  (1,562)
Cash and cash equivalents at beginning of year...................................    2,204     2,286    3,848
                                                                                  --------  --------  -------
Cash and cash equivalents at end of year......................................... $  5,309  $  2,204  $ 2,286
                                                                                  ========  ========  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item as to the Company directors will be contained in the Company's proxy statement that will be prepared for the Company's 2002 annual meeting of stockholders under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Name, Age and
   Year Became    Position and Office Held with the               Present and Principal Occupation
Executive Officer     Company and Superior Bank                       for the Last Five Years
----------------- --------------------------------- ------------------------------------------------------------
C. Stanley Bailey    Chairman of the Board,         Chief Executive Officer and Chairman of the Board of the
  53, 1998.......      Chief Executive Officer        Company and the Bank, Little Rock, Arkansas, 1998-
                       of both Superior and           present, Chief Financial Officer and Executive Vice
                       Superior Bank                  President of Hancock Holding Company and Hancock
                                                      Bank, Gulfport, Mississippi, 1995-1998, Vice Chairman
                                                      of the Board of Directors, AmSouth Bancorporation and
                                                      AmSouth Bank, Birmingham, Alabama 1971-1994.

C. Marvin Scott      President, Chief Operating     President, Chief Operating Officer and Director of the
  52, 1998.......      Officer and Director, of       Company and the Bank, Fort Smith, Arkansas, 1998-
                       both Superior and              present, Chief Retail Officer and Senior Vice President,
                       Superior Bank                  Hancock Holding Company and Hancock Bank, Gulfport
                                                      Mississippi, 1996-1998; Executive Vice President--
                                                      Consumer Banking, AmSouth Bank Birmingham,
                                                      Alabama 1988-1996.

Rick D. Gardner      Chief Financial Officer,       Chief Financial Officer and Treasurer of the Company and
  42, 1998.......      Treasurer and Director of      the Bank, Little Rock, Arkansas, 1998-present, Director of
                       Superior and Superior          the Company and the Bank 2000-present, Chief Executive
                       Bank                           Officer, First Commercial Mortgage Company Little
                                                      Rock, Arkansas 1997-1998; Chief Financial Officer, First
                                                      Commercial Mortgage Company, Little Rock, Arkansas,
                                                      1996-1997; Chief Financial Officer, Metmor Financial
                                                      Inc., Kansas City, Missouri, 1990-1995.

Item 11.  Executive Compensation

   The information required by this item will be contained in the Company's proxy statement that will be prepared for the Company's 2002 annual meeting of stockholders under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item will be contained in the Company's proxy statement that will be prepared for the Company's 2002 annual meeting of stockholders under the caption "Voting Securities and Principal Stockholders" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's proxy statement that will be prepared for the Company's 2002 annual meeting of stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Financial Statements

Superior Financial Corp.

   Report of Independent Auditors

   Consolidated Balance Sheets as of December 31, 2001 and 2000

   Consolidated Statements of Income for years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

   Notes to Consolidated Financial Statements

   2.  Financial Statements Schedule

The financial statements schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item above.

   3.  Exhibits

 Exhibits                                                  Description
 --------                                                  -----------
  3        --  Articles of Incorporation and Bylaws:

  3.1      --  Restated and Amended Certificate of Incorporation of Superior Financial Corp. ("Superior"), filed as Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  3.2      --  Bylaws of Superior, filed as Exhibit 3.2 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  4        --  Instruments defining the rights of security holders:

  4.1      --  Form of Equity Subscription Agreement among Superior, Keefe, Bruyette & Woods, Inc.
               ("KBW") and various investors named therein, dated April 1, 1998, filed as Exhibit 4.1 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  4.2      --  Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998, filed as Exhibit 4.2 to Superior's Annual Report on Form 10-K for the
               year ended December 31, 1998, and incorporated herein by reference.

  4.3      --  Form of Common Stock Certificate of Superior, filed as Exhibit 4.3 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  4.4      --  Article 4 of Superior's Amended and Restated Certificate of Incorporation (included in
               Exhibit 3.1), filed as part of Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  4.5      --  All instruments defining the rights of holders of long-term debt of Superior and its subsidiaries.
               Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.


 Exhibits                                                Description
 --------                                                -----------
  10       --  Material Contracts:
  10.1.... --  Custody and Security Agreement between Superior and Bank of New York ("BONY"), as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.2.... --  Securities Account Control Agreement between Superior, Trustee and BONY, dated April 1, 1998, filed as Exhibit 10.2 to Superior's Annual Report on Form 10-K for the year ended December 31,
               1998, and incorporated herein by reference.

  10.3     --  Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997, filed as
               Exhibit 10.3 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.4.... --  Founders Agreement between Superior and KBW, dated December 2, 1997, filed as Exhibit 10.4 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.5.... --  Founders Agreement between Superior and Financial Stocks, Inc., dated December 2, 1997, filed as Exhibit 10.5 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.6.... --  Agreement between C. Marvin Scott and Superior, dated January 1, 1998, filed as Exhibit 10.6 to
               Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.7     --  1998 Long Term Incentive Plan, filed as Exhibit 10.7 to Superior's Annual Report on Form 10-K
               for the year ended December 31, 1998, and incorporated herein by reference.

  10.8     --  Stock Purchase Agreement by and among Superior, NB Holdings Corporation and Superior
               Federal Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B.
               by Superior, dated as of December 3, 1997, filed as Exhibit 10.8 to Superior's Annual Report on
               Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.9     --  Agreement between Rick D. Gardner and Superior dated September 21, 1998, filed as Exhibit 10.9 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  11       --  Statement Regarding Computation of Earnings Per Share is included in the Annual Report on
               Form 10-K at footnote 16 to the financial statements at Item 8.

  12       --  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

  21       --  List of subsidiaries of the Registrant.

  23       --  Consents of Experts and Counsel.

  23.1     --  Consent of Ernst & Young LLP.

  24       --  Power of Attorney.

   (b) Reports on Form 8-K. The Company filed no current reports on Form 8-K during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Little Rock, Arkansas on the 29th day of March, 2002.

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

          Signature                          Title             Date
          ---------                          -----             ----

   /s/  C. STANLEY BAILEY        Chairman of the Board of       **
-----------------------------      Directors and Chief
       C. Stanley Bailey           Executive Officer

    /s/  C. MARVIN SCOTT         President, Chief Operating     **
-----------------------------      Officer and Director
        C. Marvin Scott

    /S/  RICK D. GARDNER         Chief Financial Officer and    **
-----------------------------      Treasurer (Principal
        Rick D. Gardner            Financial Officer and
                                   Principal Accounting
                                   Officer and Director)

              *                  Director                       **
-----------------------------
        John M. Stein

              *                  Director                       **
-----------------------------
    David E. Stubblefield

              *                  Director                       **
-----------------------------
       John E. Steuri

              *                  Director                       **
-----------------------------
      Howard B. McMahon

              *                  Director                       **
-----------------------------
        Brian A. Gahr

* The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons' true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

   /s/  C. STANLEY BAILEY
*By: ________________________
       C. Stanley Bailey
        Attorney-in-Fact

**Dated: March 29, 2002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   EXHIBITS

                                      to

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No. 0-25239

                               -----------------

                           SUPERIOR FINANCIAL CORP.
            (Exact name of registrant as specified in the charter)

================================================================================

                                 EXHIBIT INDEX

Exhibits                                                  Description
--------                                                  -----------
   3     --  Articles of Incorporation and Bylaws:

   3.1   --  Restated and Amended Certificate of Incorporation of Superior Financial Corp. ("Superior"), filed as
             Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   3.2   --  Bylaws of Superior, filed as Exhibit 3.2 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4     --  Instruments defining the rights of security holders:

   4.1   --  Form of Equity Subscription Agreement among Superior, Keefe, Bruyette & Woods, Inc. ("KBW")
             and various investors named therein, dated April 1, 1998, filed as Exhibit 4.1 to Superior's Annual
             Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.2   --  Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998, filed as Exhibit 4.2 to Superior's Annual Report on Form 10-K for the
             year ended December 31, 1998, and incorporated herein by reference.

   4.3   --  Form of Common Stock Certificate of Superior, filed as Exhibit 4.3 to Superior's Annual Report on
             Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   4.4   --  Article 4 of Superior's Amended and Restated Certificate of Incorporation (included in Exhibit 3.1), filed as part of Exhibit 3.1 to Superior's Annual Report on Form 10-K for the year ended
             December 31, 1998, and incorporated herein by reference.

   4.5   --  All instruments defining the rights of holders of long-term debt of Superior and its subsidiaries. Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the
             Commission.

  10     --  Material Contracts:

  10.1   --  Custody and Security Agreement between Superior and Bank of New York ("BONY"), as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.2   --  Securities Account Control Agreement between Superior, Trustee and BONY, dated April 1, 1998, filed as Exhibit 10.2 to Superior's Annual Report on Form 10-K for the year ended December 31,
             1998, and incorporated herein by reference.

  10.3   --  Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997, filed as
             Exhibit 10.3 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.4   --  Founders Agreement between Superior and KBW, dated December 2, 1997, filed as Exhibit 10.4 to
             Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.5   --  Founders Agreement between Superior and Financial Stocks, Inc., dated December 2, 1997, filed as
             Exhibit 10.5 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.6   --  Agreement between C. Marvin Scott and Superior, dated January 1, 1998, filed as Exhibit 10.6 to
             Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.7   --  1998 Long Term Incentive Plan, filed as Exhibit 10.7 to Superior's Annual Report on Form 10-K for
             the year ended December 31, 1998, and incorporated herein by reference.

Exhibits                                                  Description
--------                                                  -----------
  10.8   --  Stock Purchase Agreement by and among Superior, NB Holdings Corporation and Superior Federal
             Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B. by Superior, dated as of December 3, 1997, filed as Exhibit 10.8 to Superior's Annual Report on Form 10-K for
             the year ended December 31, 1998, and incorporated herein by reference.

  10.9.. --  Agreement between Rick D. Gardner and Superior dated September 21, 1998, filed as Exhibit 10.9 to Superior's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  11     --  Statement Regarding Computation of Earnings Per Share is included in the Annual Report on Form
             10-K at footnote 16 to the financial statements at Item 8.

  12     --  Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

  21     --  List of subsidiaries of the Registrant.

  23     --  Consents of Experts and Counsel.

  23.1   --  Consent of Ernst & Young LLP.

  24     --  Power of Attorney.