Form 10-Q
period 2002-03-31
SUPERIOR FINANCIAL CORP /AR/
filed 2002-05-15
CIK 1060770

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER #0-25239

                             SUPERIOR FINANCIAL CORP
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  51-0379417
             --------                                  ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           16101 LaGrande Drive, Suite 103, Little Rock Arkansas 72223
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (501) 324-7282
                                 --------------
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

======= ======================================================================
                  Class                      Outstanding at April 30, 2002
                  -----                      -----------------------------
------- ----------------------------------------------------------------------
        Common Stock, $0.01 Par Value                 8,601,158

                            SUPERIOR FINANCIAL CORP.

                                      INDEX

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets, March 31, 2002 (unaudited) and December 31, 2001 ........................       3

          Consolidated statements of income, three months ended March 31, 2002 and
          March 31, 2001 (unaudited) ...........................................................................       4

          Consolidated statements of cash flows, three months ended March 31, 2002
          and March 31, 2001 (unaudited). ......................................................................       5

          Notes to consolidated financial statements (unaudited). ..............................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ................       9

PART II.  OTHER INFORMATION ....................................................................................      15

Item 1.   Legal Proceedings ....................................................................................      15

Item 2.   Changes in Securities and Use of Proceeds.............................................................      15

Item 3.   Defaults upon Senior Securities ......................................................................      15

Item 4.   Submission of Matters to a Vote of
          Security Holders .....................................................................................      15

Item 5.   Other Information ....................................................................................      15

Item 6.   Exhibits and Reports on Form 8-K. ....................................................................      15

SIGNATURES .....................................................................................................      16

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

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                                                 SUPERIOR FINANCIAL CORP.
                                                CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands, except share amounts)

                                                                                            March 31,        December 31,
                                                                                              2002              2001
                                                                                         --------------     -------------
                                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                                                   $   147,555       $    97,561
Loans available for sale                                                                         33,138            27,573
Loans receivable                                                                              1,047,310         1,072,846
Less allowance for loan losses                                                                   12,175            12,109
                                                                                         --------------     -------------
Loans receivable, net                                                                         1,035,135         1,060,737
Investments available for sale, net                                                             378,254           374,819
Accrued interest receivable                                                                      13,844            14,132
Federal Home Loan Bank stock                                                                     17,458            17,330
Premises and equipment, net                                                                      46,925            45,263
Mortgage servicing rights, net                                                                    7,090             7,024
Prepaid expenses and other assets                                                                14,537            18,135
Goodwill, net                                                                                    56,260            56,260
Real estate acquired in settlement of loans, net                                                  2,148             1,784
                                                                                         --------------     -------------
   Total assets                                                                             $ 1,752,344       $ 1,720,618
                                                                                         ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                                 $ 1,250,344       $ 1,215,034
   Federal Home Loan Bank borrowings                                                            223,000           230,000
   Other borrowed funds                                                                          61,718            65,057
   Note payable                                                                                     500               500
   Senior notes                                                                                  51,500            51,500
   Guaranteed preferred beneficial interest in the Company's
     subordinated debentures                                                                     25,000            25,000
   Custodial escrow balances                                                                      3,519             5,025
   Other liabilities                                                                             15,806             9,092
                                                                                         --------------     -------------
Total liabilities                                                                             1,631,387         1,601,208
Stockholders' equity:
   Common stock                                                                                     101               101
   Capital in excess of par value                                                                94,764            94,764
   Retained earnings                                                                             44,224            41,290
   Accumulated other comprehensive (loss) income                                                   (309)            1,577
                                                                                         --------------     -------------
                                                                                                138,780           137,732
   Treasury stock at cost, 1,481,266 shares and 1,516,170 shares at
     March 31, 2002 and December 31, 2001, respectively                                         (17,823)          (18,322)
                                                                                         --------------     -------------
Total stockholders' equity                                                                      120,957           119,410
                                                                                         --------------     -------------
     Total liabilities and stockholders' equity                                             $ 1,752,344       $ 1,720,618
                                                                                         ==============     =============

                             See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                     March 31,      March 31,
                                                       2002           2001
                                                    -----------    -----------
                                                                       (as
                                                                     restated
                                                                      Note 4)
Interest income:
   Loans                                                $20,943        $22,417
   Investments                                            5,560          5,751
   Interest-bearing deposits                                288             37
   Other                                                    128            310
                                                    -----------    -----------
Total interest income                                    26,919         28,515

Interest expense:
   Deposits                                               7,547         10,941
   FHLB borrowings                                        3,103          4,903
   Other borrowings                                       2,306          1,576
                                                    -----------    -----------
Total interest expense                                   12,956         17,420
                                                    -----------    -----------

Net interest income                                      13,963         11,095
Provision for loan losses                                 1,250            750
                                                    -----------    -----------
Net interest income after
      provision for loan losses                          12,713         10,345

Noninterest income:
   Service charges on deposit accounts                    6,576          6,868
   Mortgage operations, net                                 674            818
   Income from real estate operations, net                  100            119
   Other                                                    850            665
                                                    -----------    -----------
Total noninterest income                                  8,200          8,470

Noninterest expense:
   Salaries and employee benefits                         7,501          6,883
   Occupancy expense                                      1,174          1,037
   Data and item processing                               1,909          1,841
   Advertising and promotion                                345            395
   Amortization of goodwill                                  --            867
   Postage and supplies                                     794            832
   Equipment expense                                        840            677
   Other                                                  2,744          2,038
                                                    -----------    -----------
Total noninterest expense                                15,307         14,570
                                                    -----------    -----------
Income before income taxes                                5,606          4,245
Income taxes                                              1,816          1,357
                                                    -----------    -----------
Net income                                              $ 3,790        $ 2,888
                                                    ===========    ===========
Basic earnings per common share                         $  0.44        $  0.32
                                                    ===========    ===========
Diluted earnings per common share                       $  0.43        $  0.31
                                                    ===========    ===========

                             See accompanying notes

                            SUPERIOR FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                   2002                2001
                                                                                                   ----                ----
                                                                                                                  (as restated
                                                                                                                     Note 4)
                                                                                                                   -----------
Operating activities
Net income                                                                                      $  3,790            $  2,888
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                        1,250                 750
  Depreciation                                                                                     1,135                 668
  Additions to mortgage servicing rights                                                            (353)               (169)
  Amortization of mortgage servicing rights                                                          287                 283
  Amortization of premiums on investments, net                                                       270                  47
  Amortization of goodwill                                                                            --                 867
  Loss (gain) on sale of real estate                                                                   8                 (14)
  Gain on sale of loans                                                                             (168)                (99)
  Gain on sale of investments                                                                       (211)               (123)
  Mortgage loans originated for sale                                                             (15,808)            (33,110)
  Proceeds from sale of mortgage loans held for sale                                              18,944              32,023
  Decrease in accrued interest receivable                                                            288                 927
  Decrease in prepaid expenses and other assets                                                    3,598                 832
  Net (decrease) increase in custodial escrow balances                                            (1,506)              6,811
  Increase in other liabilities                                                                    7,354               2,781
                                                                                               ---------            --------
Net cash provided by operating activities                                                         18,878              15,362

Investing activities
  Decrease in loans, net                                                                          15,000               6,818
  Purchase of investments                                                                        (45,464)             (8,753)
  Proceeds from sale of investments                                                               10,842              22,707
  Purchase FHLB stock                                                                               (128)               (309)
  Proceeds from sale of FHLB stock                                                                    --               5,000
  Proceeds from sale of real estate                                                                  445                 364
  Principal payments on investments                                                               28,226               9,597
  Purchases of premises and equipment                                                             (2,797)             (1,552)
                                                                                               ---------            --------
Net cash provided by investing activities                                                          6,124              33,872

Financing activities
  Net increase in deposits                                                                        35,310              36,084
  Net decrease in FHLB borrowings                                                                 (7,000)            (59,000)
  Net (decrease) increase in other borrowings                                                     (3,339)             15,265
  Payment of dividend                                                                               (478)                 --
  Principal payment on note payable                                                                   --              (4,500)
  Proceeds from common stock issued, net                                                             499                  --
                                                                                               ---------            --------
                                                                                                  24,992             (12,151)
Net cash provided by (used in) financing activities                                            ---------            --------
                                                                                                  49,994              37,083
Net increase in cash                                                                              97,561              55,321
Cash and cash equivalents, beginning of period                                                 ---------            --------
                                                                                                $147,555            $ 92,404
Cash and cash equivalents, end of period                                                       =========            ========


                             See accompanying notes.

                            SUPERIOR FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002

1. Summary of Significant Accounting Policies

Nature of Operations

Superior Financial Corp. ("Company") is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank, (formerly Superior Federal Bank, F.S.B. the "Bank"), a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Restatement

The financial statements for the three months ended March 31, 2001 have been restated to reflect adjustments to prior periods. See Note 4.

Comprehensive Income

Total comprehensive income was $1.9 million for the three months ended March 31, 2002 and $7.8 million for the three months ended March 31, 2001, as restated. Unrealized gains and losses on investments available for sale are the only items included in other comprehensive income.

2. Per Share Data

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. For the first quarters of 2002 and 2001, all outstanding options to purchase shares were included in the dilutive EPS calculation.

Basic and diluted earnings per common share are as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2002         2001
                                                                      ----         ----
                                                                        (as restated)
                                                                        -------------
                                                                    (In thousands, except
                                                                      per share amounts)
Common shares-weighted average (basic)                                8,593        9,051
Common share equivalents-weighted average                               228          145
                                                                     ------       ------
Common shares weighted average (diluted)                              8,821        9,196
                                                                     ======       ======

Net income                                                           $3,790       $2,888
                                                                     ======       ======
Basic earnings per common share                                      $ 0.44       $ 0.32
                                                                     ======       ======
Diluted earnings per common share                                    $ 0.43       $ 0.31
                                                                     ======       ======
Dividend declared per common share                                   $ 0.10           --
                                                                     ======

3. Recent Accounting Standards

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

The Company has adopted SFAS 142 as of January 1, 2002. At March 31, 2002, the Company's assets included goodwill of approximately $56.3 million, which is primarily from the acquisition of the Bank. The Company did not record goodwill amortization expense for the three months ended March 31, 2002. The Company recorded goodwill amortization expense of $867,000 for the three months ended March 31, 2001. If SFAS 142 had been effective for the three months ended March 31, 2001, net income would have been $3,478,000 or $.38 diluted earnings per share, as restated. During the second quarter of 2002, the Company will perform the first required impairment tests of goodwill. The effect of these tests on earnings and financial position has not yet been determined.

On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Statement 144 supersedes Statement 121. The Statement was effective for the Company on January 1, 2002. The impact on the Company's financial statements and related disclosures of the adoption of Statement 144 is not material.

4. Restatement

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

     . Deconversion fees of $366,000 have been expensed over the eight-month early termination period measured from the notice of termination in December 2000 through the proposed deconversion date in July 2001. Of this total, $46,000 has been expensed in each of the fourth quarter 2000 and the third quarter of 2001, and $137,000 has been expensed in each of the first and second quarters of 2001. The Company allocated the deconversion fees over the early termination period because the amounts paid were attributable to additional processing costs related to deconversion and incurred throughout the deconversion process.

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

The impact of the above items on previously reported results for the first quarter of 2001 is as follows:

                                                        Three months
                                                           ended
                                                       March 31, 2001
                                                       --------------
                                                       (in thousands)

Net income, as previously reported                         $3,107
Less additional costs allocated to the first quarter
 of 2001 as a result of the Bisys deconversion                219
                                                           ------
Net income, as restated                                    $2,888
                                                           ======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OF SUPERIOR FINANCIAL CORP.

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company's common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets as of March 31, 2002 and December 31, 2001 and statements of income for the three months ended March 31, 2002 and March 31, 2001. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its "totally free checking" programs. This has resulted in the Company serving over 189,000 households with average noninterest revenue of approximately $150 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank's personnel.

Results of Operations

The Company's primary asset is its investment in 100% of the common stock of the Bank and the Company's operations are funded primarily from the operations of the Bank. The March 31, 2001 operating results have been restated as described in Note 4 to the interim financial statements included in Item 1 of the Form 10-Q.

For the three months ended March 31, 2002 and 2001

For the three months ended March 31, 2002, the Company had net income of $3.8 million, an increase of $0.9 million from the comparable period in 2001, as restated. The primary reason for this increase was an increase in net interest income as discussed under the heading Net Interest Income below. For the Company, this resulted in a return on average assets of .90% and a return on average common equity of 12.71% for the quarter ended March 31, 2002 compared to ..71% and 10.25%, respectively, for the same time period in 2001, as restated. The Bank had a return on average assets of 1.19% and 11.43% return on average common equity for the quarter ended March 31, 2002 compared to .98% and 9.29%, respectively, for the quarter ended March 31, 2001, as restated.

Total assets increased to $1.752 billion at March 31, 2002 from $1.721 billion at December 31, 2001, an increase of $31.7 million, or 1.8%. Loans decreased from $1.073 billion at December 31, 2001 to $1.047 billion at March 31, 2002, a decrease of $25.5 million, or 2.4%. Cash and cash equivalents increased from $97.6 million at December 31, 2001 to $147.6 million at March 31, 2002, an increase of $50 million, or 51%. Deposits increased $35.3 million, or 2.9%, to $1.25 billion at March 31, 2002 from $1.215 billion at December 31, 2001. A portion of the increase in deposits was used to reduce FHLB borrowings and fund investment activity. FHLB borrowings declined $7 million from $230 million at December 31, 2001 to $223 million at March 31, 2002. Investments increased to $378.3 million from $374.8 million at December 31, 2001.

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

Net interest income for the three months ended March 31, 2002 was $13.96 million, an increase of $2.87 million, or 25.8% from $11.09 million for the same period in 2001.

In the table below, the components of net interest income are detailed.

                                                                 March 31,          March 31,
                                                                   2002               2001
                                                                   ----               ----
                                                                    (dollars in thousands)
Average interest-earning assets                                 $1,545,722         $1,478,459
Average interest-bearing liabilities                             1,449,994          1,417,135
Yield on earning assets (tax-equivalent)                              7.09%              7.85%
Rate paid on interest-bearing liabilities                             3.51%              4.96%
Net interest spread                                                   3.58%              2.89%
Net interest margin                                                   3.82%              3.10%

Average interest-earning assets increased $67 million from $1.478 billion in the first quarter of 2001 to $1.546 billion in the first quarter of 2002. Cash investments were the principal contributor to the increase in interest-earning assets as the average balance for the three months ended March 31, 2002 was $67.8 million as compared to $2.8 million at year-ended December 31, 2001. The increase in cash investments helped offset decreases in net loans. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 2.89% in the first quarter of 2001 to 3.58% in the first quarter of 2002, an increase of 69 basis points, due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $500,000, or 66.7%, from $750,000 for the three months ended March 31, 2001 to $1,250,000 for the three months ended March 31, 2002. Loan loss reserves were 1.16% and 1.13% of loans at March 31, 2002 and December 31, 2001, respectively.

Nonperforming loans, real estate owned and foreclosed property were $13.2 million and $10.7 million at March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses totaled $12.2 million at March 31, 2002, an increase of $66,000, or 0.5% from December 31, 2001. The allowance for loan losses represented 117% and 151% of nonperforming loans at March 31, 2002 and December 31, 2001, respectively.

Noninterest Income

Noninterest income for the quarter ended March 31, 2002 was $8.2 million, a decrease of $270,000, or 3.2%, over the same period in 2001. Service charges are the principal component of noninterest income. Service charges were $6.6 million for the three months ended March 31, 2002, compared to $6.9 million for the same period in 2001, a decrease of $292,000 or 4.3%. Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. This decrease is due to the reduced number of NSF items processed and larger transaction account deposit balances.

Noninterest Expense

For the three months ended March 31, 2002, noninterest expense totaled $15.3 million, an increase of $737,000, or 5.1%, from $14.6 million for the three months ended March 31, 2001, as restated. The Company's efficiency ratio for the quarter ended March 31, 2002 was 68.46% compared to 69.37% for the three months ended March 31, 2001, as restated. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization, by net tax equivalent interest income, plus noninterest income, excluding securities transactions.

Salaries and employee benefits expense for the three months ended March 31, 2002 was $7.5 million compared to $6.9 million for the three months ended March 31, 2001, an increase of $0.6 million, or 9.0%. This increase was due primarily to incentive and commission payments, increases in payroll taxes and the opening of two new retail branches.

Occupancy expense increased $137,000, or 13.2%, from $1.04 million for the three months ended March 31, 2001 to $1.17 million for the three months ended March 31, 2002, primarily due to the opening of an operations center in Fort Smith and two new retail branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

Amortization of goodwill expense of $867,000 was recorded during the three months ended March 31, 2001. Since the Company adopted SFAS 142 as of January 1, 2002, no goodwill amortization expense was recorded for the three months ended March 31, 2002. See Note 3 to the interim financial statements included in
Item 1 of the Form 10-Q.

Other expenses increased approximately $705,000 or 35% from $2.0 million for the three months ended March 31, 2001, as restated to $2.7 million for the three months ended March 31, 2002, primarily due to increases in professional fees, loan collection expenses, and returned item losses.

Income Taxes

For the three months ended March 31, 2002, income tax expense was $1.8 million, an increase of $459,000 from $1.4 million at March 31, 2001. The effective tax rate for the three months ended March 31, 2002 was 32.4% compared to 32.0% for the three months ended March 31, 2001.

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

Deposits

Deposits consisted of the following at March 31, 2002 and December 31, 2001:

                                                                                          March 31        December 31,
                                                                                            2002              2001
                                                                                            ----              ----
                                                                                            (Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing deposits of $116,347 and
  $115,484 at March 31, 2002 and December 31, 2001, respectively                         $  442,819        $  431,170
Money market                                                                                 85,513            36,721
Statement and passbook savings                                                              114,184            98,450
Certificates of deposit                                                                     607,828           648,693
                                                                                         ----------        ----------
     Total deposits                                                                      $1,250,344        $1,215,034
                                                                                         ==========        ==========

Capital Resources

Stockholders' equity increased to $120.9 million at March 31, 2002 from $119.4 million at December 31, 2001, an increase of $1.5 million, or 1.3%. This increase was due to net income of $3.8 million for the three months ended March 31, 2002 offset by the net decrease in the unrealized gain/loss on investments available for sale of $1.9 million. Additionally, the Company declared a cash dividend equal to $.10 per share or approximately $857,000. The dividend was paid on April 24, 2002 to all stockholders of record as of March 28, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Company's and the Bank's actual capital amounts and ratios as of March 31, 2002 and December 31, 2001 are presented below (amounts in thousands):


                                                                                                               Required to be
                                                                                                               Categorized as
                                                                                                              Well Capitalized
                                                                                         Required for           Under Prompt
                                              Company                 Bank            Capital Adequancy       Corrective Action
                                              Actual                 Actual                Purposes              Provisions
                                              ------                 ------                --------              ----------
                                         Amount     Ratio      Amount      Ratio      Amount      Ratio       Amount      Ratio
                                         ------     -----      ------      -----      ------      -----       ------      -----
As of  March 31, 2002
Tangible capital to adjusted total
  Assets                                 $ 89,316    5.27%     $121,860     7.22%      $25,306      1.50%     $    N/A      N/A
Core capital to adjusted total assets      89,316    5.27       121,860     7.22        67,482      4.00        84,353     5.00%
Total capital to risk weighted assets     101,490    9.21       134,035    12.27        87,417      8.00       109,272    10.00
Tier 1 capital to risk weighted assets     89,316    8.10       121,860    11.15           N/A       N/A        65,563     6.00

As of December 31, 2001
Tangible capital to adjusted total
  Assets                                 $ 85,872    5.17%     $120,801     7.33%      $24,725      1.50%     $    N/A      N/A
Core capital to adjusted total assets      85,872    5.17       120,801     7.33        65,935      4.00        82,418     5.00%
Total capital to risk weighted assets      97,981    8.99       132,910    12.26        86,715      8.00       108,394    10.00
Tier 1 capital to risk weighted assets     85,872    7.88       120,801    11.14           N/A       N/A        65,037     6.00

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


                                                                                                             Twelve
                                                                                                             Months
                                                                                          Three Months       ended
                                                                                          ended 3/31/02     12/31/01
                                                                                          -------------     --------
                                                                                            (Dollars in thousands)
Allowance for loan losses, beginning of period                                              $12,109         $12,086
Provision for loan losses                                                                     1,250           4,500
Charge-offs                                                                                  (1,866)         (6,128)
Recoveries                                                                                      682           1,651
                                                                                            -------         -------
Allowance for loan losses, end of period                                                    $12,175         $12,109
                                                                                            =======         -------

Allowance to period-end loans                                                                  1.16%           1.13%
Net charge-offs to average loans                                                                .45%           0.42%
Allowance to period-end nonperforming loans                                                     117%            151%

The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets at March 31, 2002 were $13.2 million, compared to $10.7 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans plus other real estate of 1.26% and 0.99% at March 31, 2002 and December 31, 2001, respectively. Nonaccrual loans were $10.4 million and $8.0 million, respectively, at March 31, 2002 and December 31, 2001. The $2.3 million increase in nonaccrual loans is primarily the result of the move of three commercial loans from accrual to nonaccrual. The Company believes these additions do not present significant collectibility risk due to the collateral position of the Company. The following table presents information regarding nonperforming assets as of the dates indicated:


                                                                                     March 31,   December 31,
                                                                                       2002         2001
                                                                                     ---------   ------------
                                                                                     (Dollars in thousands)
Nonaccrual loans                                                                      $10,369      $ 8,022
Other real estate and repossessed assets                                                2,879        2,646
                                                                                      -------      -------
     Total nonperforming assets                                                       $13,248      $10,668
                                                                                      =======      =======

Nonperforming assets to total loans and other real estate owned                          1.26%        0.99%
Nonperforming assets to total assets                                                      .76%         .62%

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

In the fourth quarter of 2000, Superior's management became aware of, and brought to the secondary servicer's attention, increasing discrepancies in the two companies' respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies have entered into ongoing discussions to resolve these differences.

Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001 Superior decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized on the portfolio in 2001 or in the three months ended March 31, 2002. The remaining balance of the portfolio is currently $18.9 million. Superior will continue to apply this cost recovery method in accounting for these assets during 2002.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

In its annual report on Form 10-K, the Company disclosed the nature and status of several lawsuits relating to, among other things, the 2001 technology conversion associated with the restatement of financial statements for prior periods. See Note 4 to the interim financial statements included in Item 1 of the Form 10-Q. There have been no material developments in this litigation since the date of that disclosure.

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

Superior Financial Corp.

                 /s/ C. Stanley Bailey                                         May 14, 2002
---------------------------------------------------------             -------------------------------
       C. Stanley Bailey, Chief Executive Officer                                  Date

                  /s/ Rick D. Gardner                                          May 14, 2002
---------------------------------------------------------             -------------------------------
        Rick D. Gardner, Chief Financial Officer                                   Date