Form 10-Q
period 2002-06-30
SUPERIOR FINANCIAL CORP /AR/
filed 2002-08-07
CIK 1060770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

COMMISSION FILE NUMBER #0-25239

SUPERIOR FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0379417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16101 LaGrande Drive, Suite 103, Little Rock Arkansas 72223
(Address of principal executive offices)

(501) 324-7282
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.    YES    ☒    NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 31, 2002
Common Stock, $0.01 Par Value	8,578,403

SUPERIOR FINANCIAL CORP.

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior Financial Corp. (“Superior”) are greater than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in securities markets, and (ix) adjustment to or changes in anticipated accounting of contracts and contingencies including litigation and the anticipated outcomes of litigation. When used in this Report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “may”, “might”, “outlook”, and “anticipates”, and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Superior. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. Superior undertakes no obligation to update or revise any forward-looking statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SUPERIOR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$72,550	$97,561
Loans available for sale	20,384	27,573
Loans receivable	1,072,359	1,072,846
Less allowance for loan losses	12,413	12,109

Loans receivable, net	1,059,946	1,060,737
Investments available for sale, net	398,578	374,819
Accrued interest receivable	13,602	14,132
Federal Home Loan Bank stock	17,588	17,330
Premises and equipment, net	46,616	45,263
Mortgage servicing rights, net	6,814	7,024
Prepaid expenses and other assets	15,799	18,135
Goodwill, net	56,260	56,260
Real estate acquired in settlement of loans, net	1,010	1,784

Total assets	$1,709,147	$1,720,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,188,523	$1,215,034
Federal Home Loan Bank borrowings	238,000	230,000
Other borrowed funds	60,764	65,057
Note payable	500	500
Senior notes	51,101	51,500
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	25,000	25,000
Custodial escrow balances	2,082	5,025
Other liabilities	14,157	9,092

Total liabilities	1,580,127	1,601,208
Stockholders’ equity:
Preferred stock—$.01 par value; 1 million shares authorized at June 30, 2002 and December 31, 2001, none issued and outstanding	—	—
Common stock—$.01 par value; 20 million shares authorized, 10,081,892 issued at June 30, 2002 and December 31, 2001	101	101
Capital in excess of par value	94,764	94,764
Retained earnings	47,311	41,290
Accumulated other comprehensive income	4,658	1,577

	146,834	137,732
Treasury stock at cost, 1,480,489 shares and 1,516,170 shares at June 30, 2002 and December 31, 2001, respectively	(17,814)	(18,322)

Total stockholders’ equity	129,020	119,410

Total liabilities and stockholders’ equity	$1,709,147	$1,720,618

See accompanying notes.

SUPERIOR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
		(as restated Note 4)		(as restated Note 4)
Interest income:
Loans	$20,025	$22,485	$40,968	$44,902
Investments	5,852	5,618	11,412	11,369
Interest-bearing deposits	126	237	414	274
Other	132	180	260	490

Total interest income	26,135	28,520	53,054	57,035

Interest expense:
Deposits	6,724	10,536	14,271	21,477
FHLB borrowings	3,823	3,754	7,609	7,929
Other borrowings	1,623	2,239	3,246	4,543

Total interest expense	12,170	16,529	25,126	33,949

Net interest income	13,965	11,991	27,928	23,086
Provision for loan losses	1,250	1,000	2,500	1,750

Net interest income after provision for loan losses	12,715	10,991	25,428	21,336

Noninterest income:
Service charges on deposit accounts	7,177	7,022	13,753	13,890
Mortgage operations, net	885	761	1,559	1,579
Income from real estate operations, net	121	107	221	226
Other	970	758	1,820	1,423

Total noninterest income	9,153	8,648	17,353	17,118

Noninterest expense:
Salaries and employee benefits	7,464	7,154	14,965	14,037
Occupancy expense	1,153	1,077	2,327	2,114
Data and item processing	2,051	1,890	3,960	3,731
Advertising and promotion	353	431	698	826
Amortization of goodwill	—	870	—	1,737
Postage and supplies	755	839	1,549	1,671
Equipment expense	976	636	1,816	1,313
Other	3,441	2,163	6,185	4,201

Total noninterest expense	16,193	15,060	31,500	29,630

Income before income taxes	5,675	4,579	11,281	8,824
Income taxes	1,735	1,499	3,551	2,856

Net income	$3,940	$3,080	$7,730	$5,968

Basic earnings per common share	$0.46	$0.34	$0.90	$0.66

Diluted earnings per common share	$0.44	$0.33	$0.87	$0.65

Dividends declared per common share	$0.10	$0.00	$0.20	$0.00

See accompanying notes.

SUPERIOR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six Months Ended June 30,
	2002	2001
		(as restated Note 4)
Operating activities
Net income	$7,730	$5,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	1,750
Depreciation	2,221	1,313
Additions to mortgage servicing rights	(353)	(169)
Amortization of mortgage servicing rights	563	570
Amortization of premiums on investments, net	582	135
Amortization of goodwill	—	1,737
Amortization of other intangibles	387	345
Loss (gain) on sale of real estate	8	(14)
Gain on sale of loans	(555)	(261)
Gain on sale of investments	(513)	(406)
Loss on retired senior notes	3	216
Mortgage loans originated for sale	(30,893)	(41,450)
Proceeds from sale of mortgage loans held for sale	38,202	56,940
Decrease in accrued interest receivable	530	1,839
Decrease (increase) in prepaid expenses and other assets	246	(106)
Net (decrease) increase in custodial escrow balances	(2,942)	5,062
Increase in other liabilities	4,747	84

Net cash provided by operating activities	22,463	33,553

Investing activities
Increase in loans, net	(953)	(27,364)
Purchase of investments	(126,152)	(53,585)
Proceeds from sale of investments	53,715	48,234
Purchase FHLB stock	(259)	(490)
Proceeds from sale of FHLB stock	—	9,872
Proceeds from sale of real estate	445	364
Principal payments on investments	53,338	23,084
Purchases of premises and equipment	(3,575)	(5,448)

Net cash used in investing activities	(23,441)	(5,333)

Financing activities
Net (decrease) increase in deposits	(26,510)	70,482
Net increase (decrease) in FHLB borrowings	8,000	(59,000)
Net (decrease) increase in other borrowings	(4,293)	9,288
Payment of dividends	(1,339)	—
Retirement of Senior Notes	(399)	(5,439)
Principal payment on note payable	—	(1,500)
Proceeds from common stock issued, net	508	—

Net cash (used in) provided by financing activities	(24,033)	13,831

Net (decrease) increase in cash	(25,011)	42,051
Cash and cash equivalents, beginning of period	97,561	55,321

Cash and cash equivalents, end of period	$72,550	$97,372

See accompanying notes.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2002

1.    Summary of Significant Accounting Policies

Nature of Operations

Superior Financial Corp. (“Company”) is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank, (formerly Superior Federal Bank, F.S.B. the “Bank”), a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Restatement

The financial statements for the three months ended and the six months ended June 30, 2001 have been restated to reflect adjustments to prior periods. See Note 4.

Comprehensive Income

Total comprehensive income was $8.9 million for the three months ended June 30, 2002 and $2.6 million for the three months ended June 30, 2001, as restated. Total comprehensive income was $10.8 million for the six months ended June 30, 2002 and $10.4 million for the six months ended June 30, 2001, as restated. Unrealized gains and losses on investments available for sale are the only items included in other comprehensive income.

2.    Per Share Data

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 84,000 outstanding options to purchase shares that were not included in the dilutive EPS calculation because they would have been antidilutive.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(as restated)		(as restated)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Common shares-weighted average (basic)	8,601	9,051	8,597	9,051
Common share equivalents-weighted average	313	184	271	165

Common shares weighted average (diluted)	8,914	9,235	8,868	9,216

Net income	$3,940	$3,080	$7,730	$5,968

Basic earnings per common share	$0.46	$0.34	$0.90	$0.66

Diluted earnings per common share	$0.44	$0.33	$0.87	$0.65

3.    Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 142 established new rules of accounting for intangible assets. Under these new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual review for impairment testing. Other intangible assets will continue to be amortized over their useful lives. The Company’s other intangible assets are considered immaterial to the Consolidated Financial Statements. Subsequent to the issuance of SFAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB is currently reconsidering this interpretation.

The Company has adopted SFAS 142 as of January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $56.2 million, which was subject to the transition provisions of Statement 142. The Company has completed step one of the impairment analysis during the second quarter and has determined there was no transitional impairment loss at January 1, 2002. The Company is required to perform an annual goodwill impairment test under SFAS 142 and plans to complete its first annual impairment test as of October 1, 2002. The Company did not record goodwill amortization expense for the six months ended June 30, 2002. The Company recorded goodwill amortization expense of $870,000 for the three months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2001. If SFAS 142 had been effective for the three months ended June 30, 2001, net income would have been $3.66 million and diluted earnings per share would have been $.40, as restated. If SFAS 142 had been effective for the six months ended June 30, 2001, net income would have been $7.1 million or $0.78 diluted earnings per share, as restated.

On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Statement 144 supersedes Statement 121. The Statement was effective for the Company on January 1, 2002. The impact on the Company’s financial statements and related disclosures of the adoption of Statement 144 is not material.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Restatement

In the first quarter of 2000, management of Superior began evaluating the Company’s present and anticipated data processing needs. As a part of this process, management entered into discussions with several vendors, including BISYS, Inc., the Company’s data processor at that time. After consideration of the options available to the Company, management decided to terminate its Services Agreement with BISYS and so notified BISYS on December 28, 2000.

On January 5, 2001, BISYS acknowledged receipt of the termination notice and provided Superior with estimates of early termination costs based on an estimated date of deconversion from the BISYS system at the end of July 2001. Subsequently, BISYS and Superior agreed to set the deconversion on August 10, 2001. However, the size of the project and the technical challenges of the deconversion prompted Superior in July 2001 to request a further extension to September 21, 2001. Thereafter, a dispute arose between Superior and BISYS regarding Superior’s right to terminate the Services Agreement under the early termination provisions therein and Superior’s right to require that BISYS release Superior’s customer data. This dispute resulted in litigation between Superior and BISYS, which commenced in August 2001.

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

On September 28, 2001, Superior and BISYS entered into a written agreement that fixed the date of deconversion at October 19, 2001, established a rate schedule for processing and deconversion if deconversion was not completed by November 20, 2001, and settled the issues under litigation. Pursuant to this agreement, Superior paid BISYS a lump-sum amount of $3.7 million, which represented payment for past processing charges, future processing through deconversion and termination and deconversion charges contractually due at the time of deconversion.

The deconversion project was completed in the fourth quarter of 2001. Upon subsequent completion of its accounting analysis, the Company restated prior periods’ financial statements to reflect adjustments for cumulative processing costs in accordance with the Services Agreement and to recognize the expenses of the project over the entire period in which deconversion took place, beginning with the Company’s notice of termination in December 2000 and ending with the completion of deconversion in November 2001. Therefore, the Company has restated its prior periods’ financial statements to reflect recognition of after-tax expense of $1.4 million in addition to after-tax expense of $458,000 previously recognized in the third quarter 2001 and after-tax expense of $643,000 recognized in the fourth quarter of 2001. The $1.4 million of after-tax expense restated has been allocated as follows:

•
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

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
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

•
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

The impact of the above items on previously reported results for the three months ended June 30, 2001 and the six months ended June 30, 2001 is as follows:

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001
	(in thousands)	(in thousands)
Net income, as previously reported	$3,290	$6,397
Less additional costs allocated to the three months ended June 30, 2001 and six months ended June 30, 2001 as a result of the Bisys deconversion	210	429

Net income, as restated	$3,080	$5,968

5.  Contingency

On May 1, 2000, George S. Mackey and Jones & Mackey Construction Company, LLC filed a Complaint in the Circuit Court of Pulaski County, Arkansas against Superior Bank, a wholly owned subsidiary of the Company. The Complaint alleges a breach of a commitment to lend and related claims, including defamation. On May 20, 2002, after the conclusion of the trial and jury deliberation, the jury returned a verdict in favor of Jones & Mackey Construction Company, LLC, in the amount of $5,796,000. The damages were specified as $410,000 for breach of contract, $211,000 for detrimental reliance, $175,000 for defamation and $5,000,000 in punitive damages related to the claim of defamation.

Superior Bank filed an appropriate post-trial motion seeking to set aside or reduce the amount of the verdict. The Bank maintained, among other things, that a single verdict imposing liability for both breach of contract and detrimental reliance was fatally inconsistent and that there was insufficient evidence in the record at trial to support a finding of defamation underlying the award of punitive damages. The Bank also maintained that the punitive damages award is excessive.

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank will appeal the remainder of the verdict. On appeal, the Bank expects to raise the issues presented in the post-trial motion, as well as numerous, material errors at trial. Among these are claims

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the trial court erred in allowing jurors to question witnesses, in allowing evidence of the Bank’s financial condition before a finding of liability and in submitting improper instructions to the jury.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of June 30, 2002, the Bank has paid $247,000 in professional fees and costs chargeable against the deductible amount of insurance coverage. The Bank has not recorded any liability for the damages awarded in the jury verdict.

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION	AND RESULTS OF OPERATIONS OF SUPERIOR FINANCIAL CORP.

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank, in a purchase transaction, through a private placement of the Company’s common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated balance sheets as of June 30, 2002 and December 31, 2001 and statements of income for the three months and six months ended June 30, 2002 and June 30, 2001. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

The Bank is a federally chartered and insured savings bank subject to extensive regulation and supervision by the Office of Thrift Supervision (“OTS”), as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits. In addition, the Company is a registered savings and loan holding company subject to OTS regulation, examination, supervision and reporting.

The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business, and commercial real estate loan products. Other financial services include automated teller machines, debit card, internet banking, credit-related life and disability insurance, safe deposit boxes, telephone banking, discount investment brokerage, and full-service investment advisory services.

The Company has been effective in establishing primary banking relationships with lower to middle income market segments through the successful execution of its “totally free checking” programs. This has resulted in the Company serving over 189,000 households with average noninterest revenue of approximately $150 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank’s personnel.

Results of Operations

The Company’s primary asset is its investment in 100% of the common stock of the Bank and the Company’s operations are funded primarily from the operations of the Bank. The three and six months ended June 30, 2001 operating results have been restated as described in Note 4 to the interim financial statements included in Item 1 of this Form 10-Q.

For the three months ended June 30, 2002 and 2001

For the three months ended June 30, 2002, the Company had net income of $3.9 million, an increase of $0.9 million from the comparable period in 2001. The primary reason for this increase was an increase in net interest income as discussed under the heading “Net Interest Income” below. For the Company, this resulted in a return on average assets of 0.93% and a return on average common equity of 12.92% for the quarter ended June 30, 2002 compared to 0.75% and 10.53% respectively, for the same time period in 2001. The Bank had a return on average assets of 1.24% and 11.71% return on average common equity for the quarter ended June 30, 2002 compared to 1.05% and 9.94% respectively, for the quarter ended June 30, 2001.

Total assets decreased to $1.709 billion at June 30, 2002 from $1.721 billion at December 31, 2001, a decrease of $12 million, or 0.7%. Cash and cash equivalents decreased from $97.6 million at December 31, 2001 to $72.6 million at June 30, 2002, a decrease of $25 million, or 25.6%. The decline in cash and cash equivalents is offset by an increase in investments. Investments increased to $398.6 million at June 30, 2002 from $374.8 million at December 31, 2001. Deposits decreased $26 million, or 2.2%, to $1.189 billion at June 30, 2002 from $1.215 billion at December 31, 2001. The decline in deposits is due to a reduction in public funds on deposit. FHLB borrowings increased $8 million from $230 million at December 31, 2001 to $238 million at June 30, 2002. The Company has retired $0.4 million of Senior Notes during 2002.

Net Interest Income

Net interest income represents the amount by which interest income on interest-bearing assets, including investments and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits, FHLB borrowings and other borrowings. Net interest income is the principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

Net interest income for the three months ended June 30, 2002 was $14 million, an increase of $2 million, or 16.7% from $12 million for the same period in 2001 primarily due to a 44 basis point improvement in net interest margin.

In the table below, the components of the Company’s net interest income for the quarter ended June 30, 2002 and June 30, 2001 are detailed.

	June 30, 2002	June 30, 2001
	(dollars in thousands)
Average interest-earning assets	$1,525,718	$1,489,216
Average interest-bearing liabilities	1,452,435	1,417,869
Yield on earning assets (tax-equivalent)	6.96%	7.77%
Rate paid on interest-bearing liabilities	3.40%	4.66%
Net interest spread	3.56%	3.11%
Net interest margin	3.77%	3.33%

Average interest-earning assets increased $36.5 million from $1.489 billion in the second quarter of 2001 to $1.526 billion in the second quarter of 2002. Investments were the principal contributor to the increase in interest-earning assets as the average balance for the three months ended June 30, 2002 was $398.5 million as compared to $352.1 million for the three months ended June 30, 2001. The increase in average interest bearing liabilities of $34.6 million from $1.418 billion as of June 30, 2001 to $1.452 billion as of June 30, 2002 is primarily due to an increase in interest bearing demand accounts and the issuance of trust preferred securities. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 3.11% in the second quarter of 2001 to 3.56% in the second quarter of 2002, an increase of 45 basis points, due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $250,000 or 25%, from $1 million for the three months ended June 30, 2001 to $1.25 million for the three months ended June 30, 2002. The allowance for loan losses was 1.16% and 1.13% of loans at June 30, 2002 and December 31, 2001, respectively.

Nonperforming loans, real estate owned and foreclosed property were $11.2 million and $10.7 million at June 30, 2002 and December 31, 2001, respectively. The allowance for loan losses totaled $12.4 million at June 30, 2002, an increase of $304,000 or 2.5% from $12.1 million at December 31, 2001. The allowance for loan losses represented 129% and 151% of nonperforming loans at June 30, 2002 and December 31, 2001, respectively.

Noninterest Income

Noninterest income for the quarter ended June 30, 2002 was $9.2 million, an increase of $505,000 or 5.8%, over the same period in 2001. Service charges are the principal component of noninterest income. Service charges were $7.2 million for the three months ended June 30, 2002, compared to $7 million for the same period in 2001, an increase of $150,000 or 2.2%. Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. Income from mortgage operations increased $124,000 to $885,000 for the three months ended June 30, 2002 from $761,000 for the three months ended June 30, 2001. This was due primarily to an increase in gain on sale of mortgage loans. The increase in other noninterest income from $758,000 for the three months ended June 30, 2001 to $970,000 for the three months ended June 30, 2002 is primarily due to the loss of $216,000 recorded in June 2001 on the early retirement of $5.3 million of Senior Notes.

Noninterest Expense

For the three months ended June 30, 2002, noninterest expense totaled $16.2 million, an increase of $1.1 million, or 7.3%, from $15.1 million for the three months ended June 30, 2001. The Company’s efficiency ratio for the quarter ended June 30, 2002 was 69.62% compared to 68.49% for the three months ended June 30, 2001. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization, by net tax equivalent interest income, plus noninterest income, excluding investment transactions.

Salaries and employee benefits expense for the three months ended June 30, 2002 was $7.5 million compared to $7.2 million for the three months ended June 30, 2001, an increase of $0.3 million, or 4.2%. This increase was due primarily to incentive and commission payments, increases in payroll taxes and the staffing of two new retail branches.

Occupancy expense increased $76,000, or 7.1%, from $1.1 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002, primarily due to the opening of an operations center in Fort Smith and two new retail branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

Amortization of goodwill expense of $870,000 was recorded during the three months ended June 30, 2001. Since the Company adopted SFAS 142 as of January 1, 2002, no goodwill amortization expense was recorded for the three months ended June 30, 2002. See Note 3 to the interim financial statements included in Item 1 of the Form 10-Q.

Other expenses increased approximately $1.3 million or 59.1% from $2.2 million for the three months ended June 30, 2001, to $3.4 million for the three months ended June 30, 2002, primarily due to increases in professional fees, other real estate owned expenses, loan collection expenses and returned item losses.

Income Taxes

For the three months ended June 30, 2002, income tax expense was $1.7 million, an increase of $236,000 from $1.5 million at June 30, 2001. The effective tax rate for the three months ended June 30, 2002 was 30.6% compared to 32.7% for the three months ended June 30, 2001. Increased tax exempt income from investments was the primary contributor to the decrease in effective rates.

For the six months ended June 30, 2002 and 2001

For the six months ended June 30, 2002, net income was $7.7 million, an increase of $1.8 million from the six-month period ended June 30, 2001. Increases in net interest income and noninterest income offsetting increased noninterest expense were the primary reasons for the increase in net income. For the Company, this resulted in a return on average assets of 0.90% and a return on average equity of 12.89% for the six months ended June 30, 2002 compared to 0.73% and 10.41%, respectively, for the same time period in 2001. The Bank had a return on average assets of 1.21% and 11.51% return on average common equity for the six months ended June 30, 2002 compared to 1.02% and 9.62%, respectively, for the six months ended June 30, 2001.

Net Interest Income

Net interest income for the six months ended June 30, 2002 was $27.9 million, an increase of $4.8 million or 20.8% from $23.1 million for the six months ended June 30, 2001 primarily due to a 52 basis point improvement in net interest margin.

The table below summarizes the components of the Company’s net interest income for the six months ended June 30, 2002 and 2001.

	June 30, 2002	June 30, 2001
	(dollars in thousands)
Average interest-earning assets	$1,537,883	$1,483,867
Average interest-bearing liabilities	1,463,652	1,417,502
Yield on earning assets (tax-equivalent)	7.02%	7.81%
Rate paid on interest-bearing liabilities	3.44%	4.81%
Net interest spread	3.58%	3.00%
Net interest margin	3.74%	3.22%

Average interest-earning assets increased $54.0 million from $1.484 billion for the six months ended June 30, 2001 to $1.538 billion for the six months ended June 30, 2002. Investments were the principal contributor to the increase in interest-earning assets as the average balance for the six months ended June 30, 2002 was $385.1 million as compared to $353.6 million for the six months ended June 30, 2001. The increase in average interest bearing liabilities of $46.1 million from $1.418 billion as of June 30, 2001 to $1.464 billion as of June 30, 2002 is primarily due to an increase in deposits and the issuance of trust preferred securities, partially offset by a decline in Federal Home Loan Bank borrowings.

Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 3.00% for the six months ended June 30, 2001 to 3.58% for the six months ended June 30, 2002, an increase of 58 basis points. This increase is due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $750,000, or 42.9%, from $1.75 million for the six months ended June 30, 2001 to $2.5 million during the six-month period ended June 30, 2002. The allowance for loan losses was 1.16% and 1.13% of loans at June 30, 2002 and December 31, 2001, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2002 was $17.4 million, an increase of $235,000, or 1.4%, from $17.1 million for the six months ended June 30, 2001.

Service charges decreased from $13.9 million for the six months ended June 30, 2001, to $13.8 million for the same period in 2002, a decrease of $137,000 or 1.0%. This decrease is attributed to less than normal collection of NSF fees during 2002 compared to the same period in 2001. The increase in other noninterest income is primarily due to the loss of $216,000 recorded in June 2001 on the early retirement of $5.3 million of Senior Notes.

Noninterest Expense

For the six months ended June 30, 2002, noninterest expense totaled $31.5 million, an increase of $1.9 million, or 6.3% for the six months ended June 30, 2001. The Company’s efficiency ratio for the six months ended June 30, 2002 was 69.05% compared to 68.93% for the same period in 2001. The Bank’s efficiency ratio for the six months ended June 30, 2002 was 62.71% compared to 62.72% for the same period in 2001.

Salary and benefit expense for the six months ended June 30, 2002 was $15.0 million compared to $14.0 million for the six months ended June 30, 2001, an increase of $1.0 million, or 6.6%. This increase was due primarily to incentive and commission payments, increases in payroll taxes and the staffing of two new retail branches.

Occupancy expense increased from $2.1 million during 2001 to $2.3 million for the same six-month period ending June 30, 2002, an increase of $213,000 or 10.1% due to the opening of new offices in 2001 and 2002. Data and item processing increased $229,000 from $3.7 million for the six months ended 2001 to $4.0 million for the six months ended June 30, 2002 due to increased number of accounts serviced and new systems and processes.

Amortization of goodwill expense of $1,737,000 was recorded during the six months ended June 30, 2001. Since the Company adopted SFAS 142 as of January 1, 2002, no goodwill amortization expense was recorded for the six months ended June 30, 2002. See Note 3 to the interim financial statements included in Item 1 of the Form 10-Q.

Equipment expense increased from $1.3 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002, an increase of $503,000 or 38.3%. The primary reason is increased depreciation expense taken on equipment associated with the opening of the operation center, new branches, and the conversion of the Bank’s operating system.

Other expenses increased $2.0 million or 47.6% from $4.2 for the six months ended June 30, 2001 to $6.2 million for the six months ended June 30, 2002, primarily due to the increase in professional fees, other real estate owned expenses, loan collection expenses, and returned item losses.

Income Taxes

For the six months ended June 30, 2002, income tax expense was $3.6 million, an increase of $695,000 from $2.9 million for the six months ended June 30, 2001. The effective tax rate was 31.5% for the six months ended June 30, 2002 compared to 32.4% during the same period in 2001. Increased tax exempt income from investments was the primary contributor to the decrease in effective rates.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Bank’s assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Deposits

Deposits consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing deposits of $121,819 and $115,484 at June 30, 2002 and December 31, 2001, respectively	$428,617	$431,170
Money market	87,665	36,721
Statement and passbook savings	117,857	98,450
Certificates of deposit	554,384	648,693

Total deposits	$1,188,523	$1,215,034

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $118.9 million at June 30, 2002 and $184.4 million at December 31, 2001.

Capital Resources

Stockholders’ equity increased to $129 million at June 30, 2002 from $119.4 million at December 31, 2001, an increase of $9.6 million, or 8%. This increase was primarily due to net income of $7.7 million for the six months ended June 30, 2002 and by the net increase in the unrealized gain/loss on investments available for sale of $3.1 million. Additionally, the Company declared total cash dividends of approximately $1.7 million during the six months ended June 30, 2002.

Capital

The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”).

The Bank is also subject to various regulatory requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2002 and December 31, 2001 are presented below (amounts in thousands):

	Company Actual		Bank Actual		Required for Capital Adequacy Purposes		Required to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2002
Tangible capital to adjusted total Assets	$92,444	5.62%	$123,149	7.53%	24,547	1.50%		N/A	N/A
Core capital to adjusted total assets	92,444	5.62	123,149	7.53	65,457	4.00		81,822	5.00%
Total capital to risk weighted assets	104,857	9.59	135,562	12.49	86,800	8.00		108,500	10.00
Tier 1 capital to risk weighted assets	92,444	8.45	123,149	11.35	N/A	N/A		65,100	6.00

As of December 31, 2001
Tangible capital to adjusted total Assets	$85,872	5.17%	$120,801	7.33%	$24,725	1.50%	$	N/A	N/A
Core capital to adjusted total assets	85,872	5.17	120,801	7.33	65,935	4.00		82,418	5.00%
Total capital to risk weighted assets	97,981	8.99	132,910	12.26	86,715	8.00		108,394	10.00
Tier 1 capital to risk weighted assets	85,872	7.88	120,801	11.14	N/A	N/A		65,037	6.00

Asset Quality

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Company’s policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management’s determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans, including loans deemed impaired in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

The following table presents, for the periods indicated, an analysis of the Company’s allowance for loan losses and other related data.

	Six Months ended 6/30//02	Twelve Months ended 12/31/01
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$12,109	$12,086
Provision for loan losses	2,500	4,500
Charge-offs	(3,311)	(6,128)
Recoveries	1,115	1,651

Allowance for loan losses, end of period	$12,413	$12,109

Allowance to period-end loans	1.16%	1.13%
Net charge-offs to average loans	0.41%	0.42%
Allowance to period-end nonperforming loans	129%	151%

Nonperforming assets at June 30, 2002 were $11.2 million, compared to $10.7 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans plus other real estate of 1.05% and .99% at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans were $9.6 million and $8 million, respectively, at June 30, 2002 and December 31, 2001. The $1.6 million increase in nonaccrual loans is primarily the result of moving three commercial loans from accrual to nonaccrual. The Company believes these additions do not present significant collectibility risk due to the collateral position of the Company. Other real estate and repossessed assets declined from $2.6 million at December 31, 2001, to $1.6 million at June 30, 2002. This decrease was primarily due to the sale of three commercial properties and repossessed assets declining by $268,000. The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$9,630	$8,022
Other real estate and repossessed assets	1,604	2,646

Total nonperforming assets	$11,234	$10,668

Nonperforming assets to total loans and other real estate owned	1.05%	0.99%
Nonperforming assets to total assets	.66%	.62%

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, (except for the finance company that places loans on nonaccrual at 120 days) however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate; particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

As of June 30, 2002, the Company had $507,000 of non-government sponsored accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days as the interest on these loans is insured by the federal government. The aggregate unpaid balance of accruing government sponsored loans past due 90 days or more was $11.0 million and $13.3 million as of June 30, 2002 and December 31, 2001, respectively.

The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained basis. The purchase contract provided that Superior would receive a pass through net yield of 7.13% and that the loans would be paid off upon foreclosure and the servicer’s receipt of the individual claims from either FHA or VA.

In the third quarter of 1999, the primary seller/servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The bankruptcy was subsequently converted to a Chapter 7 proceeding in which Superior has filed a $3.7 million proof of claim. Superior then entered into a fee-based sub-servicing agreement with the secondary servicer.

In the fourth quarter of 2000, Superior’s management became aware of, and brought to the secondary servicer’s attention, increasing discrepancies in the two companies’ respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies have entered into ongoing discussions to resolve these differences.

Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001 Superior decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized on the portfolio in 2001 or in the six months ended June 30, 2002. The remaining balance of the portfolio is approximately $18.0 million at June 30, 2002. Superior will continue to apply this cost recovery method in accounting for these assets during 2002. Superior does not believe it has any significant risk of uncollectability due to the FHA and VA support for the loans.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

In its annual report on Form 10-K for 2001, the Company disclosed the nature and status of several lawsuits relating to, among other things, the 2001 technology conversion associated with the restatement of financial statements for prior periods. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial Corp., et al., CIV No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated Suit filed a Consolidated Complaint, which added several individual plaintiffs. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual plaintiffs, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company expects to file a motion to dismiss the Consolidated Suit in its entirety on or before August 9, 2002.

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, except as otherwise disclosed herein, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business. See Note 5 to the interim financial statements included in Item 1 of this Form 10-Q.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on May 22, 2002. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting were 8,600,626. A total of 8,074,149 shares, constituting a quorum, were represented by shareholders in attendance or by proxy. There were no abstentions or Broker non-votes recorded.

The following directors were elected for a term expiring in 2003: C. Stanley Bailey, Brian A. Gahr, Rick D. Gardner, Howard B. McMahon, C. Marvin Scott, John M. Stein, John E. Steuri, and David E. Stubblefield.

Election of Directors	For	Withheld	Percent For
C. Stanley Bailey	7,580,750	493,399	93.89%
Brian A. Gahr	7,761,020	313,129	96.12%
Rick D. Gardner	7,580,750	493,399	93.89%
Howard B. McMahon	8,055,916	18,233	99.77%
C. Marvin Scott	7,875,646	198,503	97.54%
John M. Stein	8,047,216	26,933	99.67%
John E. Steuri	8,049,916	24,233	99.70%
David E. Stubblefield	8,055,916	18,233	99.77%

Item 5.     Other Information

None

Item 6.     Exhibits and reports on Form 8-K

EXHIBIT 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current report on Form 8-K, dated as of April 1, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of April 23, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 2, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 22, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of June 26, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.

/S/ C. STANLEY BAILEY	August 7, 2002
C. Stanley Bailey, Chief Executive Officer	Date

/S/ RICK D. GARDNER	August 7, 2002
Rick D. Gardner, Chief Financial Officer	Date