Form 10-Q
period 2002-09-30
SUPERIOR FINANCIAL CORP /AR/
filed 2002-11-05
CIK 1060770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES    ☒    NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at September 30, 2002
Common Stock, $0.01 Par Value	8,579,991

SUPERIOR FINANCIAL CORP.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets, September 30, 2002 (unaudited) and December 31, 2001 (unaudited)	3

	Consolidated statements of income, three months ended September 30, 2002 and September 30, 2001 (unaudited) and nine months ended September 30, 2002 and September 30, 2001 (unaudited)	4

	Consolidated statements of cash flows, nine months ended September 30, 2002 and September 30, 2001 (unaudited)	5

	Notes to consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SUPERIOR FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$85,471	$97,561
Loans available for sale, net	16,198	27,573
Loans receivable	1,080,319	1,072,846
Less allowance for loan losses	12,159	12,109

Loans receivable, net	1,068,160	1,060,737
Investments available for sale, net	391,049	374,819
Accrued interest receivable	13,256	14,132
Federal Home Loan Bank stock	17,721	17,330
Premises and equipment, net	46,324	45,263
Mortgage servicing rights, net	7,279	7,024
Prepaid expenses and other assets	18,522	18,135
Goodwill, net	56,260	56,260
Real estate acquired in settlement of loans, net	1,216	1,784

Total assets	$1,721,456	$1,720,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,205,437	$1,215,034
Federal Home Loan Bank borrowings	223,000	230,000
Other borrowed funds	54,960	65,057
Note payable	500	500
Senior notes	51,101	51,500
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	25,000	25,000
Custodial escrow balances	10,309	5,025
Other liabilities	16,749	9,092

Total liabilities	1,587,056	1,601,208
Stockholders’ equity:
Preferred stock—$.01 par value; 1 million shares authorized at September 30, 2002 and December 31, 2001, none issued and outstanding
Common stock—$.01 par value; 20 million shares authorized, 10,081,892 issued at September 30, 2002 and December 31, 2001	101	101
Capital in excess of par value	94,764	94,764
Retained earnings	50,454	41,290
Accumulated other comprehensive income	7,267	1,577

	152,586	137,732
Treasury stock at cost, 1,501,901 shares and 1,516,170 shares at September 30, 2002 and December 31, 2001, respectively	(18,186)	(18,322)

Total stockholders’ equity	134,400	119,410

Total liabilities and stockholders’ equity	$1,721,456	$1,720,618

See accompanying notes.

SUPERIOR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		(as restated Note 4)		(as restated Note 4)
Interest income:
Loans	$20,096	$22,239	$61,064	$67,141
Investments	5,384	5,511	16,796	16,880
Interest-bearing deposits	75	211	489	485
Other	133	130	392	620

Total interest income	25,688	28,091	78,741	85,126

Interest expense:
Deposits	6,363	10,117	20,634	31,594
FHLB borrowings	3,879	3,572	11,488	11,501
Other borrowings	1,583	2,125	4,828	6,668

Total interest expense	11,825	15,814	36,950	49,763

Net interest income	13,863	12,277	41,791	35,363
Provision for loan losses	1,300	1,200	3,800	2,950

Net interest income after provision for loan losses	12,563	11,077	37,991	32,413

Noninterest income:
Service charges on deposit accounts	7,269	6,834	21,022	20,724
Mortgage operations, net	906	874	2,465	2,453
Income from real estate operations, net	116	102	337	328
Other	3,031	913	4,851	2,336

Total noninterest income	11,322	8,723	28,675	25,841

Noninterest expense:
Salaries and employee benefits	7,814	7,013	22,779	21,050
Occupancy expense	1,224	1,183	3,551	3,297
Data and item processing	2,047	2,609	6,007	6,339
Advertising and promotion	315	281	1,013	1,107
Amortization of goodwill	—	869	—	2,606
Postage and supplies	820	826	2,369	2,497
Equipment expense	959	705	2,775	2,018
Other	4,828	2,240	11,013	6,441

Total noninterest expense	18,007	15,726	49,507	45,355

Income before income taxes	5,878	4,074	17,159	12,899
Income taxes	1,878	1,304	5,429	4,160

Net income	$4,000	$2,770	$11,730	$8,739

Basic earnings per common share	$0.47	$0.31	$1.36	$0.97

Diluted earnings per common share	$0.45	$0.30	$1.32	$0.95

Dividends declared per common share	$0.10	$0.00	$0.30	$0.00

See accompanying notes.

SUPERIOR FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
		(as restated Note 4)
Operating activities
Net income	$11,730	$8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,800	2,950
Depreciation	3,455	2,083
Additions to mortgage servicing rights	(1,585)	(230)
Amortization of mortgage servicing rights	1,330	860
Amortization of premiums on investments, net	910	262
Amortization of goodwill	—	2,606
Amortization of other intangibles	471	508
Loss (gain) on sale of real estate	335	(14)
Gain on sale of loans	(803)	(515)
Gain on sale of investments	(2,835)	(579)
Loss on retired senior notes	—	216
Mortgage loans originated for sale	(48,664)	(65,300)
Proceeds from sale of mortgage loans held for sale	51,837	81,660
Decrease in accrued interest receivable	876	692
(Increase) decrease in prepaid expenses and other assets	(858)	273
Net increase in custodial escrow balances	5,284	5,412
Increase in other liabilities	4,213	2,933

Net cash provided by operating activities	29,496	42,556

Investing activities
Increase in loans, net	(3,394)	(32,475)
Purchase of investments	(216,924)	(84,102)
Proceeds from sale of investments	126,275	61,282
Purchase FHLB stock	(391)	(3,225)
Proceeds from sale of FHLB stock	—	9,872
Proceeds from sale of real estate	1,409	364
Principal payments on investments	85,110	37,843
Purchases of premises and equipment	(4,516)	(11,079)

Net cash used in investing activities	(12,431)	(21,520)

Financing activities
Net (decrease) increase in deposits	(9,597)	76,759
Net decrease in FHLB borrowings	(7,000)	(101,500)
Net (decrease) increase in other borrowings	(10,097)	11,477
Payment of dividends	(2,198)	—
Principal payment on note payable	—	(2,300)
Retirement of Senior Notes	(399)	(5,439)
Proceeds from common stock issued, net	527	—
Purchases of treasury stock	(391)	(2,745)

Net cash used in financing activities	(29,155)	(23,748)

Net decrease in cash	(12,090)	(2,712)
Cash and cash equivalents, beginning of period	97,561	55,321

Cash and cash equivalents, end of period	$85,471	$52,609

See accompanying notes.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002

1.    Summary of Significant Accounting Policies

Nature of Operations

Superior Financial Corp. (“Company”) is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the “Bank”) a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-sized businesses and to consumers, primarily in Arkansas and Oklahoma.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, have been included for a fair presentation of the accompanying consolidated financials statements. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Restatement

The financial statements for the three months ended and the nine months ended September 30, 2001 have been restated to reflect adjustments to prior periods. See Note 4.

Comprehensive Income

Total comprehensive income was $6.6 million for the three months ended September 30, 2002 and $5.9 million for the three months ended September 30, 2001, as restated. Total comprehensive income was $17.4 million for the nine months ended September 30, 2002 and $16.3 million for the nine months ended September 30, 2001, as restated. Unrealized gains and losses on investments available for sale are the only items included in other comprehensive income.

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

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(as restated)		(as restated)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Common shares—weighted average (basic)	8,586	9,036	8,594	9,046
Common share equivalents—weighted average	301	231	281	187

Common shares weighted average (diluted)	8,887	9,267	8,875	9,233

Net income	$4,000	$2,770	$11,730	$8,739

Basic earnings per common share	$0.47	$0.31	$1.36	$0.97

Diluted earnings per common share	$0.45	$0.30	$1.32	$0.95

3.    Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for the Company in 2002. SFAS 142 established new rules of accounting for intangible assets. Under these new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual review for impairment testing. Other intangible assets will continue to be amortized over their useful lives. The Company’s other intangible assets are considered immaterial to the Consolidated Financial Statements. Subsequent to the issuance of SFAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB is currently reconsidering this interpretation.

The Company adopted SFAS 142 as of January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $56.2 million, which was subject to the transition provisions of Statement 142. The Company has completed step one of the impairment analysis and has determined there was no transitional impairment loss at January 1, 2002. The Company is required to perform an annual goodwill impairment test under SFAS 142 and plans to complete its first annual impairment test as of October 1, 2002 during the fourth quarter of 2002. The Company did not record goodwill amortization expense for the three and nine months ended September 30, 2002. The Company recorded goodwill amortization expense of $870,000 for the three months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2001. If SFAS 142 had been effective for the three months ended September 30, 2001, net income would have been $3.4 million and diluted earnings per share would have been $0.36, as restated. If SFAS 142 had been effective for the nine months ended September 30, 2001, net income would have been $10.5 million or $1.14 diluted earnings per share, as restated.

On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Statement 144 supersedes Statement 121. Statement 144 was effective for the Company on January 1, 2002. The impact on the Company’s financial statements and related disclosures of the adoption of Statement 144 is not material.

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

On September 28, 2001, Superior and BISYS entered into a written agreement that fixed the date of deconversion at October 19, 2001, established a rate schedule for processing and deconversion if deconversion was not completed by November 20, 2001, and settled the issues under litigation. Pursuant to this agreement, Superior paid BISYS a lump-sum amount of $3.7 million, which represented payment for past processing charges, future processing through deconversion, and termination and deconversion charges contractually due at the time of deconversion.

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

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The impact of the above items on previously reported results for the three months ended September 30, 2001 and the nine months ended September 30, 2001 is as follows:

	Three months Ended September 30, 2001	Nine months Ended September 30, 2001
	(in thousands)	(in thousands)
Net income, as previously reported	$3,419	$9,816
Less additional costs allocated to the three months ended September 30, 2001 and nine months ended September 30, 2001 as a result of the BISYS deconversion	649	1,077

Net income, as restated	$2,770	$8,739

The impact to diluted earnings per common share as a result of the additional costs allocated related to the BISYS deconversion for the three and nine months ended September 30, 2001 was $0.07 and $0.12, respectively.

5.    Contingencies

In its annual report on Form 10-K for 2001, the Company disclosed the nature and status of several lawsuits relating to, among other things, the 2001 technology conversion associated with the restatement of financial statements for prior periods. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated suit filed a Consolidated Complaint, which added several individual plaintiffs. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual plaintiffs, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company's liability, if any, would increase as a result of the newly added claims. The Company has filed a motion to dismiss the Consolidated Suit in its entirety.

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

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Superior Bank filed an appropriate post-trial motion seeking to set aside or reduce the amount of the verdict. The Bank maintained, among other things, that a single verdict imposing liability for both breach of contract and detrimental reliance was fatally inconsistent and that there was insufficient evidence in the record at trial to support a finding of defamation underlying the award of punitive damages. The Bank also maintained that the punitive damages award was excessive.

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank will appeal the remainder of the verdict. On appeal, the Bank expects to raise the issues presented in the post-trial motion, as well as numerous, material errors at trial. Among these are claims that the trial court erred in allowing jurors to question witnesses, in allowing evidence of the Bank’s financial condition before a finding of liability and in submitting improper instructions to the jury.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of September 30, 2002, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, except as otherwise disclosed herein, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

6.    Subsequent Event

On October 22, 2002, the Company announced an agreement to sell its Malvern and Arkadelphia, Arkansas bank branches to Elk Horn Bank and Trust Company. The sale consists of deposits totaling approximately $34.0 million and, subject to due diligence, associated loans of an immaterial amount. The transaction is expected to close by year-end 2002.

ITEM	2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Superior Financial Corp.

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank in a purchase transaction through a private placement of the Company’s common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated balance sheets as of September 30, 2002 and December 31, 2001 and statements of income for the three months and nine months ended September 30, 2002 and September 30, 2001, as restated. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit, and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include automated teller machines, debit card, Internet banking, credit-related life and disability insurance, safe deposit boxes, telephone banking, discount investment brokerage and full-service investment advisory services.

The Company has been effective in establishing primary banking relationships with lower- to middle-income market segments through the successful execution of its “totally free checking” programs. This has resulted in the Company serving over 189,000 households with average noninterest revenue of approximately $150 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank’s personnel.

Results of Operations

The Company’s primary asset is its investment in 100% of the common stock of the Bank and the Company’s operations are funded primarily from the operations of the Bank. The three and nine months ended September 30, 2001 operating results have been restated as described in Note 4 to the interim financial statements included in Item 1 of this Form 10-Q.

For the three months ended September 30, 2002 and 2001

For the three months ended September 30, 2002, the Company had net income of $4.0 million, an increase of $1.2 million from the comparable period in 2001. The increase was due to increases in net interest income and noninterest income. Those increases are discussed further under the headings “Net Interest Income” and “Noninterest Income” below. For the Company, this resulted in a return on average assets of 0.93% and a return on average common equity of 12.68% for the quarter ended September 30, 2002 compared to 0.66% and 9.14%, respectively, for the same time period in 2001. The Bank had a return on average assets of 1.20% and a return on average common equity of 11.06% for the quarter ended September 30, 2002 compared to 0.91% and 8.50%, respectively, for the quarter ended September 30, 2001.

Total assets were $1.721 billion at September 30, 2002 and December 31, 2001. Cash and cash equivalents decreased from $97.6 million at December 31, 2001 to $85.5 million at September 30, 2002, a decrease of $12.1 million or 12.4%. The decline in cash and cash equivalents was driven by increases in loans receivable and investments. Loans receivable increased to $1.080 billion at September 30, 2002 from $1.073 billion at December 31, 2001, an increase of $7.0 million or 0.7%. Investments increased to $391.0 million at September 30, 2002 from $374.8 million at December 31, 2001, an increase of $16.2 million or 4.3%. Deposits decreased $9.6 million, or 0.8%, to $1.205 billion at September 30, 2002 from $1.215 billion at December 31, 2001. The decline in deposits was primarily due to a reduction in public funds on deposit. FHLB borrowings decreased from $230.0 million at December 31, 2001 to $223.0 million at September 30, 2002. Senior notes decreased from $51.5 million to $51.1 million at September 30, 2002 as a result of the Company retiring $0.4 million of those notes during 2002.

Net Interest Income

Net interest income represents the amount by which interest income on interest-bearing assets, including investments and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits, Federal Home Loan Bank (“FHLB”) borrowings and other borrowings. Net interest income is the principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

Net interest income for the three months ended September 30, 2002 was $13.9 million, an increase of $1.6 million, or 13.0%, from $12.3 million for the same period in 2001 due primarily to a 36 basis point improvement in net interest margin and a 1.7% increase in average earning assets.

In the table below, the components of the Company’s net interest income for the quarter ended September 30, 2002 and September 30, 2001 are detailed.

	September 30, 2002	September 30, 2001
	(dollars in thousands)
Average interest-earning assets	$1,513,076	$1,488,006
Average interest-bearing liabilities	1,439,714	1,417,879
Yield on earning assets (tax-equivalent)	6.86%	7.60%
Rate paid on interest-bearing liabilities	3.31%	4.41%
Net interest spread	3.55%	3.19%
Net interest margin	3.76%	3.40%

Average interest-earning assets increased $25.1 million from $1.488 billion in the third quarter of 2001 to $1.513 billion in the third quarter of 2002. Investments were the principal contributor to the increase in interest-earning assets as the average balance for the three months ended September 30, 2002 was $379.9 million as compared to $350.7 million for the three months ended September 30, 2001. The increase in average interest bearing liabilities of $21.8 million from $1.418 billion as of September 30, 2001 to $1.440 billion as of September 30, 2002 was primarily due to an increase in interest bearing demand accounts and the issuance of trust preferred securities. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 3.19% in the third quarter of 2001 to 3.55% in the third quarter of 2002, an increase of 36 basis points. This increase was driven by both a favorable shift in market rates that resulted in relatively lower rates on interest-bearing liabilities and an increase in lower rate demand and savings deposits, which allowed the Company to reduce its higher rate liabilities and lower the effective rate on all interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $0.1 million, or 8.3%, from $1.2 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002. The allowance for loan losses was 1.13% of loans receivable at September 30, 2002 and December 31, 2001.

Nonperforming loans, real estate owned and foreclosed property were $11.1 million and $10.7 million at September 30, 2002 and December 31, 2001, respectively. The allowance for loan losses totaled $12.2 million as of September 30, 2002, an increase of $50,000 or less than 1.0% from $12.1 million at December 31, 2001. The allowance for loan losses represented 130% and 151% of nonperforming loans at September 30, 2002 and December 31, 2001, respectively.

Noninterest Income

Noninterest income for the quarter ended September 30, 2002 was $11.3 million, an increase of $2.6 million, or 29.9%, over the same period in 2001. Service charges are the principal component of noninterest income.

Service charges were $7.3 million for the three months ended September 30, 2002, compared to $6.8 million for the same period in 2001, an increase of $0.5 million or 7.4%. Service charges on deposit accounts consist primarily of insufficient funds fees charged to customers. The increase in other noninterest income from $0.9 million for the three months ended September 30, 2001 to $3.0 million for the three months ended September 30, 2002 was primarily due to $2.1 million in gains on sales of investments.

Noninterest Expense

For the three months ended September 30, 2002, noninterest expense totaled $18.0 million, an increase of $2.3 million, or 14.7%, from $15.7 million for the three months ended September 30, 2001. The Company’s efficiency ratio for the quarter ended September 30, 2002 was 77.5% compared to 70.2% for the three months ended September 30, 2001. The efficiency ratio is calculated by dividing total noninterest expense, excluding goodwill amortization, by net tax-equivalent interest income plus noninterest income, excluding investment transactions.

Salaries and employee benefits expense for the three months ended September 30, 2002 was $7.8 million compared to $7.0 million for the three months ended September 30, 2001, an increase of $0.8 million or 11.4%. This rate of increase was driven mostly by an increase in personnel to support increasing demand for the Company’s services, including one new retail branch and one finance company branch.

Occupancy expense increased $41,000, or 3.4%, from $1.18 million for the three months ended September 30, 2001 to $1.22 million for the three months ended September 30, 2002, primarily due to the opening of an operations center in Fort Smith, Arkansas and two new retail branches. Major categories included in occupancy expense are building lease expense, depreciation expense, and utilities expense.

Data and item processing decreased $562,000, or 21%, to $2.0 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001. The decrease is primarily due to the conversion costs allocated to the three months ended September 30, 2001. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q.

Amortization of goodwill expense of $870,000 was recorded during the three months ended September 30, 2001. Since the Company adopted SFAS 142 as of January 1, 2002, no goodwill amortization expense was recorded for the three months ended September 30, 2002. See Note 3 to the interim financial statements included in Item 1 of this Form 10-Q.

Other expenses increased approximately $2.6 million, or 118%, from $2.2 million for the three months ended September 30, 2001 to $4.8 million for the three months ended September 30, 2002. A portion of this increase relates to the expense accrued for the contingency described in Note 5 to the interim financial statements included in Item 1 of this Form 10-Q and the valuation allowance recorded on the loans described in the “Asset Quality” section of Management’s Discussion and Analysis. The remainder of the increase relates to higher professional fees and loan collection expenses.

Income Taxes

For the three months ended September 30, 2002, income tax expense was $1.9 million, an increase of $574,000 from $1.3 million at September 30, 2001. The effective tax rate for the three months ended September 30, 2002 was 31.9% compared to 32.0% for the three months ended September 30, 2001.

For the nine months ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, net income was $11.7 million, an increase of $3.0 million from the nine-month period ended September 30, 2001. Net income was driven higher by an increase in net interest income while increases in both noninterest income and noninterest expense offset each other. For the Company, this resulted in a return on average assets of 0.92% and a return on average equity of 12.82% for the nine months ended September 30, 2002 compared to 0.71% and 9.97%, respectively, for the same time period in 2001. The Bank had a return on average assets of 1.21% and 11.39% return on average common equity for the nine months ended September 30, 2002 compared to 0.98% and 9.24%, respectively, for the nine months ended September 30, 2001.

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $41.8 million, an increase of $6.4 million, or 18.1%, from $35.4 million for the nine months ended September 30, 2001 primarily due to a 48 basis point improvement in net interest margin.

The table below summarizes the components of the Company’s net interest income for the nine months ended September 30, 2002 and 2001.

	September 30, 2002	September 30, 2001
	(dollars in thousands)
Average interest-earning assets	$1,529,524	$1,485,262
Average interest-bearing liabilities	1,455,585	1,417,630
Yield on earning assets (tax-equivalent)	6.97%	7.73%
Rate paid on interest-bearing liabilities	3.38%	4.68%
Net interest spread	3.59%	3.05%
Net interest margin	3.75%	3.27%

Average interest-earning assets increased $44.2 million from $1.485 billion in 2001 to $1.529 billion in 2002. Investments were the principal contributor to the increase in interest-earning assets as the average balance for the nine months ended September 30, 2002 was $385.3 million as compared to $352.7 million for the nine months ended September 30, 2001. The $38.0 million increase in average interest bearing liabilities from $1.418 billion as of September 30, 2001 to $1.456 billion as of September 30, 2002 was primarily due to an increase in deposits and the issuance of trust preferred securities, partially offset by a decline in Federal Home Loan Bank borrowings.

Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, increased from 3.05% for the nine months ended September 30, 2001 to 3.59% for the nine months ended September 30, 2002, an increase of 54 basis points. This increase was due primarily to lower rates on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $850,000, or 28.9%, from $2.95 million for the nine months ended September 30, 2001 to $3.80 million during the nine-months ended September 30, 2002. The allowance for loan losses was 1.13% of loans receivable at September 30, 2002 and December 31, 2001.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002 was $28.7 million, an increase of $2.9 million, or 11.2%, from $25.8 million for the nine months ended September 30, 2001.

Service charges increased from $20.7 million for the nine months ended September 30, 2001 to $21.0 million for the same period in 2002, an increase of $0.3 million or 1.4%. The increase in other noninterest income was primarily due to $2.1 million in gains on sales of investments in the third quarter of 2002 and the loss of $0.2 million recorded in June 2001 on the early retirement of $5.3 million of Senior Notes.

Noninterest Expense

For the nine months ended September 30, 2002, noninterest expense totaled $49.5 million, an increase of $4.1 million, or 9.0%, over the nine months ended September 30, 2001. The Company’s efficiency ratio for the nine months ended September 30, 2002 was 71.9% compared to 69.4% for the same period in 2001. The Bank’s efficiency ratio for the nine months ended September 30, 2002 was 65.5% compared to 63.6% for the same period in 2001.

Salaries and employee benefits expense for the nine months ended September 30, 2002 was $22.8 million compared to $21.1 million for the nine months ended September 30, 2001, an increase of $1.7 million, or 8.1%. This rate of increase was driven mostly by an increase in personnel to support increasing demand for the Company’s services, including two new retail branches and one finance company branch.

Occupancy expense increased from $3.3 million during 2001 to $3.6 million for the same nine-month period ending September 30, 2002, an increase of $0.3 million, or 9.1%, due to the opening of new offices in 2001 and 2002.

Data and item processing decreased $0.3 million from $6.3 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002. This decrease is primarily due to the conversion costs allocated to the nine months ended September 30, 2001. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q.

Amortization of goodwill expense of $2.6 million was recorded during the nine months ended September 30, 2001. Since the Company adopted SFAS 142 as of January 1, 2002, no goodwill amortization expense was recorded for the nine months ended September 30, 2002. See Note 3 to the interim financial statements included in Item 1 of this Form 10-Q.

Equipment expense increased from $2.0 million for the nine months ended September 30, 2001 to $2.8 million for the nine months ended September 30, 2002, an increase of $0.8 million or 40%. The primary reason was increased depreciation expense taken on equipment associated with the opening of the operation center, new branches, and the conversion of the Bank’s operating system.

Other expenses increased $4.6 million, or 71.9%, from $6.4 million for the nine months ended September 30, 2001 to $11.0 million for the nine months ended September 30, 2002. A portion of this increase relates to the expense accrued for the contingency described in Note 5 to the interim financial statements included in Item 1 of this Form 10-Q and the valuation allowance recorded on the loans described in the “Asset Quality” section of Management’s Discussion and Analysis. The remainder of the increase relates to higher professional fees, loan collection expenses, other real estate owned expenses and returned item losses.

Income Taxes

For the nine months ended September 30, 2002, income tax expense was $5.4 million, an increase of $1.2 million from $4.2 million for the nine months ended September 30, 2001. The effective tax rate was 31.6% for the nine months ended September 30, 2002 compared to 32.3% during the same period in 2001. Increased tax exempt income from investments was the primary contributor to the decrease in effective rates.

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

Deposits

Deposits consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing deposits of $115,378 and $115,484 at September 30, 2002 and December 31, 2001, respectively	$399,090	$431,170
Money market	75,562	36,721
Statement and passbook savings	114,639	98,450
Certificates of deposit	616,146	648,693

Total deposits	$1,205,437	$1,215,034

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $149.5 million at September 30, 2002 and $184.4 million at December 31, 2001.

Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On December 18, 2001, Superior Statutory Trust, sold to investors $25.0 million of trust preferred securities. The proceeds were used to purchase $25.774 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior Statutory Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier I capital and are presented in the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Superior Statutory Trust is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust and the subordinated debentures of the Company will mature on December 18, 2031; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

The interest rate on the Company’s subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 5.42% at September 30, 2002 and 5.60% at December 31, 2001. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

Interest Rate Sensitivity and Liquidity

Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition. The Committee reviews the Company’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. The Company estimates that a 100- basis-point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, as the interest rate environment has become more volatile, the Company’s management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation, and economic value equity modeling. There have been no material changes in the Company’s analysis of interest rate risk since its Report of Form 10-K for fiscal year 2001.

Capital Resources

Stockholders’ equity increased to $134.4 million at September 30, 2002 from $119.4 million at December 31, 2001, an increase of $15.0 million, or 12.6%. This increase was driven primarily by net income of $11.7 million for the nine months ended September 30, 2002 and by a net increase in unrealized gain/loss on investments available for sale of $5.7 million. Additionally, the Company declared total cash dividends of approximately $2.6 million during the nine months ended September 30, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and tier 1 to risk weighted assets (as defined). Management believes that, as of September 30, 2002, the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total, tangible, and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2002 and December 31, 2001 are presented below (amounts in thousands):

	Company Actual		Bank Actual		Required for Capital Adequacy Purposes		Required to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002
Tangible capital to adjusted total assets	$95,145	5.75%	$123,739	7.54%	$24,611	1.50%	N/A	N/A
Core capital to adjusted total assets	95,145	5.75	123,739	7.54	65,628	4.00	$82,035	5.00%
Total capital to risk weighted assets	107,304	9.75	135,898	12.44	87,366	8.00	109,207	10.00
Tier 1 capital to risk weighted assets	95,145	8.65	123,739	11.33	N/A	N/A	65,524	6.00

As of December 31, 2001
Tangible capital to adjusted total assets	$85,872	5.17%	$120,801	7.33%	$24,725	1.50%	N/A	N/A
Core capital to adjusted total assets	85,872	5.17	120,801	7.33	65,935	4.00	$82,418	5.00%
Total capital to risk weighted assets	97,981	8.99	132,910	12.26	86,715	8.00	108,394	10.00
Tier 1 capital to risk weighted assets	85,872	7.88	120,801	11.14	N/A	N/A	65,037	6.00

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

The following table presents, for the periods indicated, an analysis of the Company’s allowance for loan losses and other related data.

	Nine Months ended 9/30//02	Twelve Months ended 12/31/01
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$12,109	$12,086
Provision for loan losses	3,800	4,500
Charge-offs	(5,153)	(6,128)
Recoveries	1,403	1,651

Allowance for loan losses, end of period	$12,159	$12,109

Allowance to period-end loans	1.13%	1.13%
Net charge-offs to average loans	0.47%	0.42%
Allowance to period-end nonperforming loans	130%	151%

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

The provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio using both objective and subjective criteria. The objective criteria used by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (i) an internal grading system, (ii) a peer group analysis, and (iii) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. The Company’s allowance for loan losses was $12.2 million at September 30, 2002 and $12.1 million at December 31, 2001, or 1.13% of total loans receivable. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company uses an internal credit grading system in determining the adequacy of the allowance for loan losses. This analysis assigns grades to all loans except owner-occupied 1-4 family residential loans and consumer loans. Graded loans are assigned to one of nine risk reserve allocation percentages. The loan grade for each individual loan is determined by the loan officer at the time it is made and changed from time to time to reflect an ongoing assessment of loan risk. Loan grades are reviewed on specific loans from time to time by senior management and as part of the Company’s internal loan review process. Owner-occupied 1-4 family residential and consumer loans are assigned a reserve allocation percentage based on past due status and the level of cumulative net charge-offs for the three preceding calendar years.

The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied 1-4 family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (i) for non-farm/non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (ii) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan to value ratios; (iii) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors.

Management reviews the allowance on a quarterly basis to determine whether the amount of regular monthly provision should be increased or decreased or whether additional provisions should be made to the allowance. The allowance is determined by management’s assessment and grading of individual loans in the case of loans other than owner-occupied 1-4 family residential and consumer loans and specific reserves made for other categories of loans. The total allowance amount is available to absorb losses across the Company’s entire portfolio.

Nonperforming assets at September 30, 2002 were $11.1 million, compared to $10.7 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans plus other real estate of 1.01% and 0.99% at September 30, 2002 and December 31, 2001, respectively. Nonaccrual loans were $9.4 million and $8.0 million at September 30, 2002 and December 31, 2001, respectively. The $1.4 million increase in nonaccrual loans is primarily the result of the move of three commercial loans from accrual to nonaccrual. The Company believes these additions do not present significant collectibility risk due to the collateral position of the Company. Other real estate and repossessed assets declined from $2.6 million at December 31, 2001 to $1.7 million at September 30, 2002. This decrease was primarily due to the sale of three commercial properties and a decline in repossessed assets of $370,000. The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$9,358	$8,022
Other real estate and repossessed assets	1,726	2,646

Total nonperforming assets	$11,084	$10,668

Nonperforming assets to total loans and other real estate owned	1.01%	0.99%
Nonperforming assets to total assets	0.65%	0.62%

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

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days are placed on nonaccrual status (except for the finance company that places loans on nonaccrual at 120 days) unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

As of September 30, 2002, the Company had $27,000 non-government sponsored accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days as the interest on these loans is insured by the federal government. The aggregate unpaid balance of accruing government sponsored loans past due 90 days or more was $10.3 million and $13.3 million as of September 30, 2002 and December 31, 2001, respectively.

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

Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001 Superior decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized on the portfolio in 2001 or in the nine months ended September 30, 2002. The remaining net balance of the portfolio is currently $14.8 million. Superior will continue to apply this cost recovery method in accounting for these assets during 2002.

In the third quarter of 2002, the Company reviewed its business strategy regarding the portfolio discussed above and another portfolio purchased from a different secondary servicer having a principal balance of approximately $6.0 million at September 30, 2002. Based on this review, during the third quarter of 2002, management began marketing significant portions of the portfolio and has entered into a non-binding letter of intent to sell approximately $8.9 million of the current combined balance of $20.8 million. Subject to the negotiation and execution of a definitive agreement, the sale is expected to close in the fourth quarter of 2002. Based upon the anticipated sale proceeds of the portfolio under the letter of intent and market data, management reduced its valuation of the combined portfolio by approximately $900,000 after tax in the third quarter of 2002. Efforts to dispose of the remaining portfolio are ongoing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations “Interest Rate Sensitivity—Liquidity”, see page 16.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In October 2002, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect those controls subsequent to the October 2002 evaluation. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In its annual report on Form 10-K for 2001, the Company disclosed the nature and status of several lawsuits relating to, among other things, the 2001 technology conversion associated with the restatement of financial statements for prior periods. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated suit filed a Consolidated Complaint, which added several individual plaintiffs. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual plaintiffs, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company has filed a motion to dismiss the Consolidated Suit in its entirety.

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

Superior Bank filed an appropriate post-trial motion seeking to set aside or reduce the amount of the verdict. The Bank maintained, among other things, that a single verdict imposing liability for both breach of contract and detrimental reliance was fatally inconsistent and that there was insufficient evidence in the record at trial to support a finding of defamation underlying the award of punitive damages. The Bank also maintained that the punitive damages award was excessive.

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank will appeal the remainder of the verdict. On appeal, the Bank expects to raise the issues presented in the post-trial motion, as well as numerous, material errors at trial. Among these are claims that the trial court erred in allowing jurors to question witnesses, in allowing evidence of the Bank’s financial condition before a finding of liability and in submitting improper instructions to the jury.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of September 30, 2002, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company's $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

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

None

Item 6.    Exhibits and reports on Form 8-K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current report on Form 8-K, dated as of July 10, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of July 23, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of July 26, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of September 30, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.

/s/ C. STANLEY BAILEY	November 5, 2002
C. Stanley Bailey, Chief Executive Officer	Date

/s/ RICK D. GARDNER	November 5, 2002
Rick D. Gardner, Chief Financial Officer	Date

CERTIFICATIONS

I, C. Stanley Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Superior Financial Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 5, 2002

By:	/s/ C. STANLEY BAILEY

C. Stanley Bailey Chief Executive Officer

CERTIFICATIONS

I, Rick D. Gardner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Superior Financial Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 5, 2002

By:	/s/ RICK D. GARDNER

Rick D. Gardner Chief Financial Officer