Form 10-K
period 2002-12-31
SUPERIOR FINANCIAL CORP /AR/
filed 2003-03-13
CIK 1060770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #0-25239

SUPERIOR FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	51-0379417
(State of incorporation)	(IRS Employer Identification No.)

16101 LaGrande Drive, Suite 103, Little Rock, Arkansas 72223

(Address of principal executive offices)

(501) 324-7282

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

The aggregate market value of the 5,771,876 shares of voting stock of the registrant held by non-affiliates as of February 28, 2003 based on the average bid and ask prices of $18.06 per share for Common Stock was approximately $104,240,081. (For purposes of calculating this amount, all directors, officers and principal shareholders of record of the registrant are treated as affiliates).

Shares of Common Stock outstanding at February 28, 2003 were 8,416,209.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of Definitive Proxy Statement for the 2003 Annual Meeting as specifically referred to herein	Part III

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) the Company’s ability to attract new business through merger related customer dislocation is less than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality, vendor representations, technological advancements, and economic factors including liquidity availability; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in the value of the Company’s purchased mortgage portfolio; (ix) adverse developments in litigation pending against the Company; (x) impairment of goodwill under applicable accounting principles; and (xi) changes in the securities markets. When used in this Report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “may,” “might,” “outlook,” and “anticipates,” and similar expressions as they relate to the Company (including its subsidiaries), or its management are intended to identify forward-looking statements.

PART I

Item 1.    Business

General

The Registrant, Superior Financial Corp. (“the Company”) is a unitary savings and loan holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the “Bank”), a federally chartered thrift institution, from NationsBank, N.A. (now Bank of America). The acquisition was consummated on April 1, 1998. The Bank was founded in 1934 in Fort Smith, Arkansas. In 1992, the Bank was acquired by Boatmen’s Bancshares, Inc. (“Boatmen’s”). In turn, Boatmen’s was acquired by NationsBank in 1997. The Bank has expanded through de novo growth and acquisitions to 68 full service branch and loan production offices concentrated in Fort Smith and Little Rock, Arkansas, eastern Oklahoma and Alabama. At December 31, 2002, the Company had consolidated assets of $1.73 billion, stockholders’ equity of $132.9 million, deposits of $1.21 billion and gross loans of $1.09 billion.

Financial Products and Services

The Company provides a wide range of retail and small business services including noninterest bearing and interest bearing checking, savings and money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include investment services, automated teller machines, debit card, credit related life and disability insurance, safety deposit boxes, internet banking, bill payment and telephone banking. The Company serves approximately 190,000 households with average noninterest revenue of approximately $150 per household annually. The Bank attracts primary banking relationships through the customer-oriented service environment created by the Bank’s personnel combined with competitive financial products.

Asset Quality

The successful implementation of the Company’s business strategy requires an emphasis on maintaining asset quality. The Board of Directors and senior management regularly monitor asset quality with staff support provided by a dedicated loan review function. In addition, lending units are supported by credit scoring models and centralized review.

As of December 31, 2002, the Company’s allowance for loan losses was approximately 1.28% of total loans. The Company has procedures designed to achieve rapid resolution of nonperforming loans and prompt and efficient liquidation of real estate, automobiles and other forms of collateral.

Subsidiaries

The Company’s only subsidiaries are the Bank and Superior Financial Statutory Trust I (the “Superior Statutory Trust”), a Connecticut business trust. The Superior Statutory Trust was formed for the purpose of issuing trust preferred securities. This transaction is described on page 31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures.” The Bank owns several subsidiaries, including Superior Financial Services, Inc., an Arkansas corporation, which acts as an investment advisor and sells certain investment products, as well as owning a second-tier subsidiary, Southwest Protective Life Insurance Company, which sells consumer loan credit life and disability insurance to consumer loan borrowers of the Bank and Superior Finance Company, a consumer finance company.

Competition

The banking industry in the Company’s market area is highly competitive. In addition to competing with commercial and savings banks, the Company competes with credit unions, finance companies, mortgage companies, brokerage and investment banking firms, asset-based non-bank lenders and other non-financial institutions. The Company has been able to compete effectively through use of its “totally free checking” program, strong community reputation and excellent customer service.

The competitive environment for both the Company and the Bank may be materially affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the “GLB Act”). This law modifies or eliminates many barriers between investment banking, commercial banking and insurance underwriting and sales. See “—Certain Regulatory Considerations.” These changes in the law may create greater competition for the Company and its subsidiaries, including the Bank, by increasing the number and types of competitors and by encouraging increased consolidation within the financial services industry.

Employees

As of December 31, 2002, the Company had 779 full-time employees and 111 part-time employees. None of the employees were represented by any union or similar group, and the Company has not experienced any labor disputes arising from any such organized labor group. The Company provides medical, hospitalization and group life insurance to eligible employees. In addition, the Company provides a competitive 401(k) plan to which it contributes up to 3% of employee salaries on a matching basis with customary vesting requirements.

Company website

The Company has a website address, www.superiorfinancialcorp.com, which provides the following information free of charge to stockholders and the public as soon as reasonably practicable after the materials are filed electronically with the Securities and Exchange Commission:

1)	Annual report on form 10-K

2)	Quarterly reports on form 10-Q

3)	Current reports on form 8-K

4)	Amendments to the reports noted above

5)	Recent press releases

CERTAIN REGULATORY CONSIDERATIONS

General

The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the Office of Thrift Supervision (“OTS”) as its chartering agency and the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of its deposits. In addition, the Company is a registered savings and loan holding company subject to OTS regulation, examination, supervision and reporting.

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

Regulation of Savings and Loan Holding Companies

Holding Company Activities.    The Company currently operates as a unitary savings and loan holding company by virtue of its direct ownership of the Bank and the Bank’s status as a qualified thrift lender. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the Home Owners Loan Act (the “HOLA”). If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a savings association subsidiary, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a savings association subsidiary, (iv) holding or managing properties used or occupied by a savings association subsidiary, (v) acting as trustee under deeds of trust, (vi) conducting those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) conducting those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. A savings and loan holding company must obtain approval of the OTS before engaging in the activities described in (vii) above.

Affiliate Restrictions.    Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. The Federal Reserve has adopted a regulation (Regulation W) that combines the Federal Reserve’s interpretations relating to sections 23A and 23B. Regulation W becomes effective on April 1, 2003. The OTS has adopted an interim final rule on December 20, 2002, that makes Regulation W applicable to savings institutions, subject to certain exceptions.

In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the association’s capital stock and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital stock and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; an acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies, nor purchase or invest in securities of an affiliate other than shares of a subsidiary; nor purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association or its subsidiary to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Regulation of Federal Savings Institutions

Regulatory System.    The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act (the “FDIA”) and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank’s relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank’s compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Regulatory Capital Requirements.    OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to comply with OTS capital requirements. In addition, the OTS may require savings institutions to maintain capital above the minimum capital levels.

All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the most highly-rated savings institutions are required to maintain core capital equal to a minimum of 3% of adjusted total assets. All other savings institutions are required to maintain core capital equal to a minimum of 4% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See “—Prompt Corrective Action.”) A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution’s capital is or may become inadequate in view of its circumstances. The Bank is not currently subject to any such individual minimum regulatory capital requirement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity, and Capital Resources.”

Certain Consequences of Failure to Comply with Regulatory Capital Requirements.    A savings institution’s failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings institution to enforcement actions and other proceedings. Any savings institution not in compliance with all of its capital requirements is required to submit a capital plan that addresses the institution’s need for additional capital and meets certain additional requirements. The savings institution must certify that, among other things, while the capital plan is being reviewed by the OTS, the savings institution will not, without the approval of the appropriate OTS Regional Director, grow beyond net interest credited or make any capital distributions. If a savings institution’s capital plan is not approved, the institution will become subject to asset growth restrictions and other restrictions or limitations set forth in the OTS Regional

Director’s notice of disapproval. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings institution not in compliance with the capital requirements to pay dividends and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

Prompt Corrective Action.    Under Section 38 of the FDIA, as added by the FDIC Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The prompt corrective action regulations of the OTS require certain mandatory actions and authorize certain other discretionary actions to be taken by the OTS against a savings institution that falls within certain undercapitalized capital categories specified in the regulation.

The regulations establish five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the regulations, the ratio of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. Under the prompt corrective action regulations of the OTS, an institution shall be deemed to be (i) “well-capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive requiring it to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, the OTS may reclassify a “well-capitalized” institution as “adequately-capitalized” and may require, under certain circumstances, an “adequately-capitalized” institution or an “undercapitalized” institution to comply with certain supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a “significantly-undercapitalized” institution as “critically undercapitalized”).

At December 31, 2002, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations.

Enforcement Powers.    The OTS and, under certain circumstances, the FDIC have substantial enforcement authority with respect to savings institutions, including authority to bring various enforcement actions against a savings institution and any of its “institution-affiliated parties” (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation, the ability to: (i) terminate a savings institution’s deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings institution or an institution-affiliated party to take affirmative action to correct conditions resulting from that party’s actions, including, for example, to make restitution or provide reimbursement, indemnification or guarantee against loss; to restrict the growth of the institution; and to rescind agreements and contracts.

Capital Distribution Regulation.    In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain “capital distributions” by OTS-regulated savings institutions. Capital distributions are defined to include, in part, certain distributions of cash or other property to the owners of such institution, payments for stock repurchases and redemptions, and other distributions charged against the capital accounts of a savings institution.

Under OTS regulations, an institution must file an application with the OTS in order to obtain OTS approval of a proposed capital distribution under the following circumstances: (i) the institution is not eligible for expedited treatment under applicable OTS regulations, (ii) the total amount of the institution’s capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus its retained net income for the preceding two years, (iii) the institution would not be at least adequately capitalized following the distribution, or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the institution and the OTS or the FDIC or violate a condition imposed on it in an OTS-approved application or notice. If an institution is not required to file an application prior to a capital distribution, but one of the following conditions is met, the institution must file a notice with the OTS prior to the proposed capital distribution: (i) the institution would not be well capitalized following the distribution, (ii) the proposed capital distribution would reduce the amount of or retire any part of the institution’s common or preferred stock or certain debt instruments such as notes or debentures included in capital, or (iii) the institution is a subsidiary of a savings and loan holding company. If none of the application requirements are met and none of the notice requirements are met, the institution is not required to file a notice or an application with the OTS before making a capital distribution.

Qualified Thrift Lender Test.    All savings associations are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become one or more banks or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in new activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution’s home state would not be able to establish a branch office; and (iii) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would also be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test.

The QTL test currently requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that at least 65% of its “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination, 100% of consumer loans and 100% of stock issued by the Federal Home Loan Mortgage Corporation or FNMA. “Portfolio assets” consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business and (iii) liquid assets up to 20% of the institution’s total assets. At December 31, 2002, the Bank met the QTL test.

Activities of Associations and Their Subsidiaries.    Subject to a number of restrictions and limitations, savings associations are permitted to establish or acquire subsidiaries that engage in various activities. Pursuant to the FDIA and OTS regulations, at least 30 days prior to establishing or acquiring such a subsidiary or conducting any new activity through a subsidiary, the savings association must notify the FDIC and the OTS and provide the information each agency may, by regulation, require. In certain circumstances, written approval of the OTS must be obtained prior to acquiring or establishing a subsidiary or engaging in a new activity in an existing subsidiary. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund (the “SAIF”). If so, it may require that no SAIF member engage in that activity directly.

FDIC Assessments.    The FDIC is an independent federal agency established originally to insure the deposits of federally insured banks, up to prescribed statutory limits, and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund (the “BIF”) and the SAIF. As insurer of the Bank’s deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. The Bank’s deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions.

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes—“well capitalized,” “adequately capitalized” and “undercapitalized.” These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance funds’ ratio of reserves to insured deposits at 1.25%. During 2002 and for the first semiannual assessment period of 2003, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 27 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (“FICO”) to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. The average annual assessment rate in 2002 was 1.75 cents per $100 of assessable deposits for both SAIF-insured deposits and BIF-insured deposits. For the first quarter of 2003, the FICO assessment rate for such deposits will be 1.68 cents per $100 of assessable deposits.

The Bank’s assessment expense for the year ended December 31, 2002 equaled $216,000.

Community Reinvestment Act and the Fair Lending Laws.    Savings institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the “Fair Lending Laws”) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS as well as other federal regulatory agencies and the Department of Justice.

Safety and Soundness Guidelines.    The OTS and other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

Change of Control.    Subject to certain limited exceptions, no company or person may acquire control of a savings association without the prior approval of the OTS. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

Privacy.    In 2000, the federal banking regulators issued final regulations implementing certain provisions of the GLB Act governing the privacy of consumer financial information. The regulations, which were effective November 13, 2000, but were not mandatory until July 1, 2001, limit the disclosure by financial institutions such as the Bank of nonpublic personal information about individuals who obtain financial products or services for personal, family or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to (i) provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates; (ii) provide annual notices of their privacy policies to their current customers; and (iii) provide a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

GLB Act.    On November 12, 1999, the GLB Act was signed into law. The primary purpose of the GLB Act is to eliminate barriers between investment banking and commercial banking, permitting, with certain limitations, the affiliation of banks, securities firms, insurance companies and other financial service providers. Generally, the GLB Act: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by and through banks and bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers’ information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (vi) modifies the laws governing the implementation of the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In particular, the GLB Act places restrictions on the activities of certain savings and loan holding companies. More specifically, unitary savings and loan holding companies in existence on May 4, 1999, or which became unitary savings and loan holding companies pursuant to an application filed with the OTS on or before May 4, 1999, are unaffected by the activities restrictions contained in the GLB Act as long as such savings and loan holding companies continue to meet the definition of a unitary savings and loan holding company. See “—Holding Company Activities.” All other savings and loan holding companies (“Restricted Holding Companies”) are permitted to engage only in certain financially-related activities including, but not limited to, activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended, and activities permitted for financial holding companies as defined under the GLB Act. The Company has been a unitary savings and loan holding company since its acquisition of the Bank on April 1, 1998.

In addition to imposing the foregoing activities restrictions on Restricted Holding Companies, the GLB Act also prohibits a company from acquiring control after May 4, 1999 of a savings association, such as the Bank, unless such company engages only in activities that are permitted for Restricted Holding Companies.

Additional Information

Additional information, including statistical information concerning the business of the Company, is contained herein at Items 6 and 7 under the captions “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Officers and Directors

Pursuant to general instruction G, information regarding executive officers of the Company is contained herein at Item 10.

Item 2.    Properties

The Company currently offers a broad range of banking services through a total of 55 branch banks and 13 loan production offices located in central and northwestern Arkansas, Oklahoma and Alabama as follows:

Market Area	No. of Locations	Square Footage
Fort Smith/Van Buren MSA	8	130,632
Little Rock MSA	18	103,924
North and Central Arkansas	10	38,699
Hot Springs MSA	3	6,387
Oklahoma	20	77,761
Fayetteville/Springdale MSA	4	10,831
Alabama	5	7,220

The Company owns 45 offices and leases the remaining 23 locations. The leases have a range of terms and renewal options. Two of these facilities are multi-story, multi-tenant offices. The Superior Tower located in Fort Smith consists of 95,000 square feet and is 50% occupied by the Company. The other facility located in downtown Little Rock contains 45,000 square feet and is 53% occupied by the Company.

Item 3.    Legal Proceedings

Bauman Litigation

In August 2001, the Company began an investigation of an apparent defalcation. As a result of the investigation, a mid-level manager of the Bank was terminated. The results of the investigation also implicated the Bank’s controller. On November 2, 2001, the controller delivered to a director of the Company a letter in which he alleged that management had intentionally misstated the Company’s financial statements and proposed to file with the Securities and Exchange Commission materially inaccurate financial information with regard to a technology conversion then in progress and a purchased mortgage portfolio.

Also on November 2, 2001, the terminated mid-level manager filed a suit styled Bauman, et al v. Superior Financial Corporation, et al., Civ. No. 4-01-CV-00756G8; U.S. District Court, Eastern District of Arkansas, Western Division (the “Bauman Suit”). The suit, which names the Company, two of its executive officers and the Company’s independent auditors as defendants, alleges that, in 2000 and 2001, the Company had overstated income in press releases and financial reports, and thus improperly inflated its stock price. The complaint seeks undetermined damages for shareholders who purchased stock in that period.

On November 5, 2001, the Board of Directors created a Special Committee to investigate the allegations contained in the controller’s letter. The Special Committee was comprised of two outside directors who were not also members of the Audit Committee and was authorized to conduct a thorough investigation with the assistance of independent outside counsel. The Special Committee promptly conducted its investigation, which included, among other things, extensive interviews with management, the Company’s independent auditors and the controller. On November 14, 2001, the Special Committee reported to the full Board and the independent auditors its conclusion that the controller’s allegations were not supported by the facts established during the investigation.

As a result of the continued investigation into the apparent defalcation, the Bank terminated the employment of the controller on December 3, 2001. Thereafter, on December 20, 2001, the Bank filed suit in the action styled, Superior Bank v. Bauman, et al., Case No. CV-2001-1089 in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division (the “Superior Bank Suit”). The complaint alleges that the mid-level manager had embezzled from the Bank and that the controller had, among other things, breached his fiduciary duties by permitting the embezzlement to occur. On December 28, 2001, the defendants filed answers and counterclaims against the Bank alleging defamation and seeking damages in unstated amounts.

On January 4, 2002, the same attorney who filed the Bauman Suit filed in the same court a case styled Kashima v. Superior Financial Corp., et al., Cir. No. 4-02-CV-007SWW (the “Kashima Suit”). The complaint sets forth essentially the same allegations and seeks the same relief against the same defendants as those set forth and sought in the Bauman Suit. On February 4, 2002, the plaintiffs’ attorney filed a suit styled Cottrell v. Gardner, et al., Case No. CV-2002-121(I) in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division. The case purports to be a shareholders’ derivative action and seeks recovery on behalf of the Company against the members of the Board of Directors for damages arising from alleged falsification of the Company’s financial statements. The allegations essentially repeat those advanced in the Bauman Suit and the Kashima Suit.

In February 2002, the Special Committee obtained access to additional information and renewed its investigation. On February 13, 2002, the Special Committee delivered to the full Board of Directors a supplemental report in which the Special Committee concluded that its original conclusions remained unchanged and that it found no evidence of any illegal activity, conspiracy, or bad faith on the part of management of the Company with respect to the matters subject to the investigation.

On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. On August 9, 2002, the Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide the parties time to discuss a possible settlement of the Consolidated Action. A mediation was held on January 29, 2003 and another mediation is scheduled for March, 2003. It is not currently known whether efforts to settle the Consolidated Action will be successful.

The Bank intends to pursue its claims vigorously, and the Company intends to defend the claims against it with equal vigor. At this early stage of litigation, the Bank and the Company are unable to predict the outcome of the litigation and its effect, if any, on the financial condition of the Company or Bank.

The Company’s Certificate of Incorporation and Bylaws contain provisions for the indemnification of officers and directors under certain circumstances. Claims arising under the litigation described above may entitle officers and directors to indemnification under those provisions.

Mackey Litigation

On May 1, 2000, George S. Mackey and Jones & Mackey Construction Company, LLC filed a Complaint in the Circuit Court of Pulaski County, Arkansas against Superior Bank, a wholly owned subsidiary of the Company. The Complaint alleges a breach of a commitment to lend and related claims, including defamation. On May 20, 2002, after the conclusion of the trial and jury deliberation, the jury returned a verdict in favor of Jones & Mackey Construction Company, LLC in the amount of $5,796,000. The damages were specified as $410,000 for breach of contract, $211,000 for detrimental reliance, $175,000 for defamation and $5,000,000 in punitive damages related to the claim of defamation.

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

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank has appealed the remainder of the verdict. On appeal, the Bank raised the issues presented in its post-trial motion as well as numerous additional errors the Bank contends the trial court committed.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, could have a materially adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of September 30, 2002, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

The Goodwill Litigation

As a result of the acquisition of the Bank from Bank of America (formerly NationsBank), the Company succeeded to Bank of America’s right and interest in the proceedings brought under the caption Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the “Goodwill Litigation”). The Goodwill Litigation relates to claims for damages by the Bank against the United States. Under the terms of the acquisition, the Company agreed to pay Bank of America 50% of any net recovery (total recovery obtained in a judgment or settlement of the claims less litigation expenses). On January 3, 2003, the parties agreed to a stipulation of “Dismissed with Prejudice,” with each party agreeing to bear its own legal costs.

General Litigation

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse affect on the Company or its business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2002 to a vote of the stockholders, through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Security Holder Matters

The Company’s Common Stock is traded on the NASDAQ National Market System under the symbol “SUFI”. As of December 31, 2002, the Company had outstanding 8,420,444 shares of Common Stock with 1,156 shareholders of record. Prior to February 4, 1999, there was no established trading market for the Common Stock. On February 4, 1999, the Common Stock began trading on the NASDAQ bulletin board. On November 11, 1999, the Common Stock began trading on the NASDAQ National Market System.

The following table indicates the high and low bid prices for the Common Stock and dividends paid per share for each quarter of 2002 and 2001 In 2002, the Company declared cash dividends of $0.10 per share on March 20, June 28, and September 26, and $0.125 on December 16. In 2001, the Company declared a dividend of $0.10 per share on November 14, payable in cash or Common Stock.

	Bid Price of Common Stock
2002	High	Low	Dividend
1st Quarter	$16.740	$13.000	$0.10	(1)
2nd Quarter	20.200	16.150	0.10
3rd Quarter	19.600	14.370	0.10
4th Quarter	19.200	16.920	0.10

	Bid Price of Common Stock
2001	High	Low	Dividend
1st Quarter	$14.750	$11.250	$—
2nd Quarter	15.850	12.625	—
3rd Quarter	17.625	13.500	—
4th Quarter	16.250	13.950	—

(1)	Stockholders were given the option to receive this dividend in the form of cash or common stock.

Equity compensation plan information is provided in the following table:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	391,558		$12.84	616,492
Equity compensation plans not approved by security holders	731,250	(1)	$10.00	—

Total	1,122,808		$10.99	616,492

(1)	These options were negotiated with Messrs. Bailey and Scott as part of their original employment agreements when the Company was still in its organizational stages.

Item 6.    Selected Consolidated Financial Data

FINANCIAL INFORMATION

SELECTED CONSOLIDATED FINANCIAL DATA

	Superior Financial Corp.				Superior Bank (2)
	Year Ended December 31				Year Ended December 31
	2002	2001	2000	1999	1998(1)	1998
	(Dollars in thousands except ratio amounts)
Income statement data:
Net interest income	$55,310	$48,447	$41,620	$41,263	$24,282	$38,899
Provision for loan losses	7,396	4,500	2,300	2,270	1,021	8,786

Net interest income after provision for loan losses	47,914	43,947	39,320	38,993	23,261	30,113
Noninterest income	41,201	36,635	31,028	26,926	18,712	24,228
Noninterest expense	65,892	62,841	52,739	48,086	31,053	41,679

Income before taxes	23,223	17,741	17,609	17,833	10,920	12,662
Net income	15,976	12,291	11,815	11,386	6,675	6,409
Balance sheet data at December 31:
Total assets	1,733,391	1,720,618	1,661,465	1,591,945	1,378,716	1,368,171
Investments	413,857	374,819	363,008	354,915	364,061	358,877
Loans	1,086,310	1,072,846	1,068,943	1,004,961	818,371	818,371
Allowance for loan losses	13,861	12,109	12,086	11,346	10,472	10,472
Deposits	1,211,220	1,215,034	1,078,508	977,936	967,743	971,590
Total stockholders’ equity	132,902	119,410	110,817	105,586	101,812	168,968
Average balance sheet data:
Total assets	1,718,987	1,663,769	1,615,841	1,516,603	1,292,196	1,287,756
Investments	385,465	354,719	360,681	357,318	334,321	339,384
Loans	1,068,819	1,076,376	1,024,549	971,640	711,798	706,700
Allowance for loan losses	12,180	12,047	11,874	11,041	10,465	9,055
Deposits	1,212,413	1,125,410	1,037,496	978,503	981,987	991,311
Total stockholders’ equity	123,760	117,607	111,714	106,309	88,410	167,296
Performance Ratios:
Return on average assets	0.93%	0.74%	0.73%	0.75%	0.69%	0.50%
Return on average common equity	12.91	10.45	10.58	10.71	10.05	3.83
Net interest margin	3.70	3.35	2.92	3.06	2.83	3.42
Efficiency ratio	71.82	70.20	67.00	70.32	72.25	66.34
Dividend payout	22.72	6.97	—	—	—	—
Asset Quality Ratios:
Nonperforming assets to total loans and other real estate	0.72	0.99	0.49	0.24	0.48	0.48
Net charge-offs to average loans	0.53	0.42	0.15	0.15	0.20	0.42
Allowance for loan losses to total loans	1.28	1.13	1.13	1.13	1.27	1.27
Allowance for loan losses to nonperforming loans	215	151	269	579	313	313
Capital Ratios:
Tangible capital ratio	5.73	5.17	3.32	3.16	2.85	7.99
Average stockholders’ equity to average total assets	7.20	7.08	6.91	7.00	6.84	12.99
Core capital ratio	5.73	5.17	3.32	3.16	2.85	7.99
Risk-based capital ratio	10.00	8.99	6.42	6.19	5.50	16.70

(1)	Superior Financial Corp. (the “Company”) was organized on November 12, 1997 for the purpose of acquiring Superior Bank, (the “Bank”). The Company had no operations in 1997 other than the costs associated with the private placement offering. The results of operations of the Bank were consolidated with those of the Company from April 1, 1998, the date of the acquisition.
(2)	The results of operations of the Bank are presented for the year ended December 31, 1998 as the Company was not organized until 1997 and had no significant operations until the Bank was acquired on April 1, 1998.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Superior Financial Corp. (the “Company” or “Superior”) is a unitary savings and loan holding company offering full service banking primarily in Arkansas and Oklahoma. The Company was organized in 1997 as SFC Acquisition Corp. for the purpose of acquiring Superior Bank (formerly Superior Federal Bank, F.S.B., the “Bank”). On April 1, 1998 the Company completed a private placement, and the proceeds were used to acquire, in a purchase transaction, 100% of the common stock of the Bank. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations, other than the costs associated with the private placement offering. The Bank is a federally chartered savings association. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated balance sheets and statements of operations. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information contained in this Annual Report.

The Company’s primary asset is its investment in 100% of the common stock of the Bank and the Company’s operations are funded primarily from the operations of the Bank. The Bank’s operating subsidiaries include Superior Finance Company (“Superior Finance”), a consumer finance company, Superior Financial Services, Inc., a discount brokerage, investment advisory and insurance company, Superior Title Services, and Superior Real Estate Holdings, Inc., a real estate investment trust holding company.

In November 2000, Superior Finance completed the acquisition of four consumer finance offices in north Alabama for approximately $6.6 million in cash, including a premium of approximately $125,000, from Southern Financial, Inc., a Nashville, Tennessee based finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

In December 2002, the Bank sold its Malvern and Arkadelphia, Arkansas bank branches to Elk Horn Bank and Trust Company. The sale consisted of deposits totaling approximately $30.7 million and associated loans and other assets of an immaterial amount.

Critical Accounting Policies

The significant accounting policies of Superior Financial Corp. and its subsidiaries are provided in Note 1 of the consolidated financial statements. These policies in conjunction with the disclosures presented in the other notes, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. The accounting policies of the Company involving significant estimates or assumptions by management, which have or could potentially have, a material impact on the carrying value of certain assets and liabilities, and also an impact on comprehensive income, are considered critical accounting policies. The Company recognizes that the accounting treatment for loan losses, goodwill impairment, amortization/accretion of premiums/discounts on investments, and accounting for income taxes are considered critical accounting policies.

Accounting for the allowance for loan losses.    Management frequently evaluates the adequacy of the allowance for loan losses and takes into consideration the following factors: the Bank’s past loan loss experience, inherent risks in the loan portfolio, specific problem loans, the ability of the borrower to repay the loan, the estimated value of the collateral securing the loan, and the current local and regional economic and business conditions. Management believes that the current estimates and assumptions have resulted in an allowance that is presented in accordance with accounting principles generally accepted in the United States and reasonably reflects the inherent risk level of the loan portfolio. However, given changes in the economy, increased nonperforming loans, changes to the borrowers financial condition, and other factors that impact credit quality, there are no assurances that further increases to the allowance for loan losses might be required.

Accounting for goodwill impairment.    The Company recently enacted SFAS 142, which no longer allows the amortization of goodwill, but requires that goodwill be tested annually for impairment and any resulting impairment be charged to net income in the year of the impairment test. The test used to determine the existence of impairment requires estimates in the resulting calculation of impairment. Since the Company currently has approximately $56.3 million of goodwill on the consolidated balance sheet, any resulting impairment based upon estimates used by management could have a significant impact on the Company’s financial results.

Accounting for the amortization/accretion of premiums/discounts on investments.    The overall return or yield earned on investments depends on the amount of interest collected over the amortization of any premiums or discounts. The premiums and discounts are recognized in income using the level-yield method over the assets remaining lives adjusted for anticipated prepayments. Since these prepayments are frequently impacted by changes in interest rates, the amortization schedule is periodically adjusted for the existing as well as anticipated prepayment activity. This adjustment can result in potential changes to interest earned on this component of the investment portfolio and the resulting interest earned on replacement investment securities, which can potentially have a significant impact on the future financial results of the Company.

Accounting for income taxes.    The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

For the years ended December 31, 2002, 2001 and 2000

Results of Operations

Net income for the year ended December 31, 2002 amounted to $16.0 million resulting in an increase of $3.7 million from $12.3 million reported in 2001. The increase of 30.0% was primarily attributable to an improved net interest margin, growth in the level of interest-earning assets, and growth in the insurance and investment fee-based products offered by the Company. In addition, the Bank recorded a gain on the sale of two retail branches which was partially offset by an increased provision in the fourth quarter. For the year ended December 31, 2002, diluted earnings per share were $1.80, an increase of $0.46 or 34.3% above the level of $1.34 per diluted earnings per share for the year ended December 31, 2001. Return on average assets of 0.93% and return on average equity of 12.91% for the year ended December 31, 2002 improved from the full year 2001 results of 0.74% and 10.45%.

Total assets increased $12.8 million to $1.73 billion at December 31, 2002 from $1.72 billion at December 31, 2001. Investments increased $39.1 million to $413.9 million at December 31, 2002 from $374.8 million at December 31, 2001, while net loans receivable increased by $11.7 million to $1.07 billion at December 31, 2002 from $1.06 billion at December 31, 2001. Within the loan portfolio, commercial loans increased by $17.3 million, or 30.1%, year-over-year due to the Company’s strategic focus, while consumer loans decreased $35.9 million, or 9.7%, year-over-year due to the mild economic recession and the Company’s desire to be less dependent upon the indirect lending market. Also, 1-4 family residential loans increased by $34.0 million, or 8.2%, year-over-year. These changes in the loan portfolio are consistent with the strategic goals of the Company in creating a more balanced and “bank-like” loan portfolio.

Total deposits of $1.2 billion at December 31, 2002 declined by $3.8 million from December 31, 2001. After adjusting for the deposits of $30.0 million associated with the sale of two branches during the fourth quarter of 2002, total adjusted deposits of $1.2 billion increased by $26.2 million, or 2.2%, above the level at December 31, 2001. However, the mix of deposits changed during the year as time deposits of $609.7 million at December 31, 2002 declined by $39.0 million, or 6.0%, during 2002, while demand and savings deposits of $601.6 million at December 31, 2002 increased by $35.2 million, or 6.2%, from the level at December 31, 2001. The shift reflects the desire of some of the Bank’s retail customers to retain a higher balance of their deposits in more liquid funds in the event that interest rates rise in the near future, as well as the Company’s targeted emphasis on transaction accounts and less aggressive pricing of certificates of deposit.

The table below presents the historical results of the Company for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Interest income	$104,059	$112,384	$111,816
Interest expense	48,749	63,937	70,196

Net interest income	55,310	48,447	41,620
Provision for loan losses	7,396	4,500	2,300

Net interest income after provision	47,914	43,947	39,320
Noninterest income	41,201	36,635	31,028
Noninterest expense	65,892	62,841	52,739

Income before income taxes	23,223	17,741	17,609
Income tax expense	7,247	5,450	5,794

Net income	$15,976	$12,291	$11,815

The following discussion compares the results of operations for the Company for the years ended December 31, 2002, 2001 and 2000 unless otherwise indicated.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, primarily loans and investments, exceeds interest expense incurred on interest-bearing liabilities, primarily related to deposits and other borrowed funds. Net interest income is the principal source of revenue and earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, fee income from portfolio loans, the level of nonperforming loans and other nonearning assets and the amount of noninterest-bearing liabilities supporting earning assets.

Net interest income after provision of $47.9 million for the year ended December 31, 2002 amounted to an increase of $4.0 million, or 9.0%, from the level of $43.9 million for the year ended December 31, 2001. The net interest margin for the Company for the year ended December 31, 2002 was 3.70% reflecting an improvement of 35 basis points from 3.35% for the year ended December 31, 2001. For the year ended December 31, 2002, the Bank’s net interest margin of 4.12% represented an increase of 38 basis points above the level recorded for the year ended December 31, 2001 of 3.74%. The difference in the net interest margins for the Company and the Bank is attributable to the note payable and Senior Notes of the Company, which lower the net interest margin relative to that of the Bank. For the year ended December 31, 2000, net interest income for the Company was $41.6 million and the net interest margins for the Company and the Bank were 2.92% and 3.37%, respectively.

The increase in net interest income in 2002 above the level of 2001 was primarily due to the decline in the average rates paid on interest-bearing liabilities during this currently low interest rate environment, which more than offset the decline on average yields of interest-earning assets. The average rate paid on interest-bearing liabilities in 2002 of 3.06% reflected a decrease of 122 basis points from the average rate paid in 2001 of 4.28%. This decrease occurred on all deposit products provided by the Bank including certificates of deposit, savings accounts, money market accounts and interest-bearing demand deposits. The average yield on interest-earning assets of 6.89% in 2002, however, only declined by 77 basis points from the average yield of 7.66% in 2001. The average yield on interest-earning assets and the average rates paid on interest-bearing liabilities for the year ended December 31, 2000 were 7.67% and 4.74%, respectively.

The following table presents the Bank’s total dollar amount of average balances, interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, expressed both in tax-equivalent dollars and rates using a federal marginal rate of 35%. The tax-equivalent adjustments for loans and investments included in interest income are $1.517 million, $1.387 million and $995 thousand for 2002, 2001 and 2000, respectively. Nonaccruing loans have been included in the tables as loans carrying a zero yield. See Note 1 of Notes to Consolidated Financial Statements for a description of the income recognition policy. Assets and liabilities of the Company have been excluded.

	Year Ended December 31,
	2002			2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Avg. Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Avg. Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Avg. Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,092,011	$81,126	7.43%	$1,101,721	$88,934	8.07%	$1,062,358	$85,465	8.04%
Investments	378,555	22,973	6.07	349,573	23,322	6.67	378,405	25,057	6.62
Other earning assets	55,902	1,138	2.04	31,118	1,254	4.03	25,363	1,974	7.78

Total interest-earning assets	1,526,468	105,237	6.89	1,482,412	113,510	7.66	1,466,126	112,496	7.67
Less allowance for loan losses	12,180			12,047			11,874

Total earning assets, net of allowance	1,514,288			1,470,365			1,454,252
Nonearning assets	192,121			181,791			152,127

Total assets	$1,706,409			$1,652,156			$1,606,379

Liabilities and stockholder’s equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$310,052	$3,121	1.01%	$313,017	$6,849	2.19%	$265,509	$7,493	2.82%
Savings and money market accounts	193,913	3,386	1.75	128,095	2,935	2.29	138,524	3,311	2.39
Certificates of deposit	600,232	20,480	3.41	591,939	30,591	5.17	547,755	30,628	5.59
Borrowed funds	279,047	15,340	5.50	323,398	17,629	5.45	387,992	22,047	5.68

Total interest-bearing liabilities	1,383,244	42,327	3.06	1,356,449	58,004	4.28	1,339,780	63,479	4.74

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	119,132			93,673			88,655
Other liabilities	22,301			26,703			14,331

Total liabilities	1,524,677			1,476,825			1,442,766
Stockholder’s equity	181,732			175,331			163,613

Total liabilities and stockholder’s equity	$1,706,409			$1,652,156			$1,606,379

Net interest income		$62,910			$55,506			$49,017

Net interest spread			3.83%			3.38%			2.93%

Net interest margin			4.12%			3.74%			3.37%

The following table presents the dollar amount of changes in tax-equivalent interest income and interest expense, using a federal marginal rate of 35%, for the major components of the Bank’s interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. Nonaccruing loans have been included in the table as loans carrying a zero yield. See Note 1 to Notes to Consolidated Financial Statements for a description of income recognition policy. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated. Changes not solely due to volume or rate changes are allocated to rate.

	Year Ended December 31,
	2002 versus 2001			2001 versus 2000
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$(721)	$(7,087)	$(7,808)	$3,167	$302	$3,469
Investments	1,759	(2,108)	(349)	(1,909)	174	(1,735)
Other earning assets	504	(620)	(116)	448	(1,168)	(720)

Total increase (decrease) in interest income	1,542	(9,815)	(8,273)	1,706	(692)	1,014

Interest-bearing liabilities:
Interest-bearing demand deposits	(29)	(3,698)	(3,727)	1,341	(1,985)	(644)
Savings and money market accounts	1,149	(699)	450	(249)	(127)	(376)
Certificates of deposit	283	(10,394)	(10,111)	2,471	(2,508)	(37)
Borrowed funds	(2,438)	149	(2,289)	(3,670)	(748)	(4,418)

Total increase (decrease) in interest expense	(1,035)	(14,642)	(15,677)	(107)	(5,368)	(5,475)

Increase (decrease) in net interest income	$2,577	$4,827	$7,404	$1,813	$4,676	$6,489

Noninterest Income

Noninterest income for the year ended December 31, 2002 amounted to $41.2 million, which represented an increase of $4.6 million, or 12.5%, above the level of $36.6 million recorded in 2001. For the year ended December 31, 2000, noninterest income amounted to $31.0 million.

The following table presents for the periods indicated the major components of noninterest income:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Services charges on deposit accounts	$28,312	$28,396	$25,666
Mortgage operations, net	2,966	3,670	2,663
Gain on sale of retail branches	3,415	—	—
Other noninterest income	6,508	4,569	2,699

Total noninterest income	$41,201	$36,635	$31,028

Service charges on deposit accounts consist primarily of insufficient funds fees charged to retail customers. Service charges, which amounted to $28.3 million for the year ended December 31, 2002, decreased $84 thousand from $28.4 million for the year ended December 31, 2001. Mortgage operations income amounted to $3.0 million for the year ended December 31, 2002, which represented a decline of $704 thousand, or 19.2%, below the level of $3.7 million recorded in 2001. Although the mortgage servicing rights for both owned and purchased servicing increased during 2002 and provided higher levels of servicing fees, the amortization of mortgage servicing rights increased as well and more than offset the increased servicing fees from mortgage operations. The increased amortization of mortgage servicing rights, which was the primary reason for the reduction in noninterest income for mortgage operations during 2002, was attributed to higher prepayment levels associated with the continued level of mortgage refinancing activity during the current low interest rate environment.

Other noninterest income amounted to $9.9 million for the year ended December 31, 2002, which represented an increase of $5.3 million, or 117%, above the 2001 level of $4.6 million. A gain on the sale of two branches amounted to $3.4 million and the gains on the sale of investments amounted to $3.3 million. During 2001, gains on the sale of investments amounted to $1.9 million. Adjusting for the gains on the sale of investments in 2001 and 2002 and the gain on the sale of branches in 2002, the adjusted other noninterest income of $3.2 million in 2002 increased by $500,000 above the adjusted noninterest income of $2.7 million in 2001. The majority of this year-over-year increase in other noninterest income was related to fees for the sale of insurance and investment products.

Noninterest Expense

For the year ended December 31, 2002, noninterest expense totaled $65.9 million resulting in an increase of $3.1 million, or 4.9%, from the level of $62.8 million for the year ended December 31, 2001. No goodwill amortization was recorded in 2002 as a result of the implementation of SFAS 142, whereas a $3.5 million goodwill amortization expense was recorded in 2001. If the total noninterest expense in 2001 were adjusted for $3.5 million of goodwill amortization expense (adjusted total of $59.4 million in noninterest expense), the resulting increase in noninterest expense in 2002 above the previous year’s results would have been $6.6 million or 11.0%.

The efficiency ratio measures the level of expenses associated with a corresponding level of revenue (noninterest expense, excluding goodwill amortization, divided by the sum of noninterest income, excluding gains or losses on the sale of investments or other assets, and net interest income). For the year ended December 31, 2002, the efficiency ratio for the Company was 71.8% versus 70.2% in 2001, while the efficiency ratio for the Bank amounted to 65.4% for the year ended December 31, 2002 compared to 64.5% in 2001. For the year ended December 31, 2000, noninterest expense totaled $52.7 million, and the efficiency ratio was 67.0% and 60.7% for the Company and Bank, respectively.

Salary and benefit expense of $30.6 million for the year ended December 31, 2002 increased $2.1 million, or 7.3%, from $28.5 million for the year ended December 31, 2001. The increase was primarily attributable to normal merit increases for existing personnel, increased personnel related to new retail branch offices in both 2001 and 2002, higher commission expense associated with increased investment and insurance product sales, and the addition of seasoned managers in operations and cash management.

Occupancy expense of $4.8 million for the year ended December 31, 2002 increased $279,000, or 6.2%, from $4.5 million for the year ended December 31, 2001. The increase was primarily related to the addition of a new retail branch and two loan production offices in 2002, the carryover impact of two new retail branches in 2001 and the full year impact of the operations center in 2002. Major expense categories included in occupancy expense are building lease expense, depreciation expense and utilities.

Data and item processing expense of $8.0 million for the year ended December 31, 2002 decreased $689,000, or 7.9%, from $8.7 million for the year ended December 31, 2001. The decrease was mainly caused by the absence of nonrecurring early termination fees and conversion costs in 2002 for data processing that occurred in 2001 that were associated with the deconversion of the BISYS system.

Other expense of $22.5 million for the year ended December 31, 2002 increased $4.8 million, or 27.5%, from $17.8 million for the year ended December 31, 2001. The increase in other expense reflected increased professional fees associated with the current litigation against the Company, a purchased mortgage valuation adjustment of $1.4 million and higher equipment depreciation related to new retail branch offices and the new operations center.

Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the applicable franchise taxes. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible noninterest expense. Income tax expense of $7.2 million for the year ended December 31, 2002 increased $1.7 million, or 33.0%, from $5.5 million for the year ended December 31, 2001. This change was mostly due to a $5.5 million, or 30.9%, increase in the level of pre-tax income in 2002 ($23.2 million) versus the previous year ($17.7 million). The effective tax rate for 2002 was 31.2% compared to 30.7% in 2001, due primarily to a modest decline in income associated with investments and loans that are exempt from federal and state income taxes. For the year ended December 31, 2000, income tax expense was $5.8 million, and the effective tax rate was 32.9%.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Financial Condition-Interest Rate Sensitivity and Liquidity” below.

Financial Condition

Loan Portfolio

Loans were $1.086 billion at December 31, 2002, an increase of $13.0 million, or 1.25%, from $1.073 billion at December 31, 2001. The Company continues to focus on diversification of the loan portfolio with primary emphasis on commercial and consumer direct loans. The commercial loan portfolio, consisting of commercial and commercial real estate, grew 4% during 2002 while the consumer direct portfolio declined 8%. The indirect loan portfolio declined 12%, and the 1-4 family residential loan portfolio increased 8%. The Company is executing a strategy of achieving more balance between the amount of commercial, mortgage and consumer loans outstanding.

The following table summarizes the loan portfolio by loan type:

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$74,605	6.8%	$57,337	5.3%	$41,920	3.9%	$24,166	2.4%	$10,800	1.3%
Consumer:
Direct	174,278	16.1	189,293	17.6	163,956	15.4	127,056	12.7	99,704	12.2
Indirect	159,207	14.7	180,104	16.8	188,416	17.6	196,988	19.6	174,316	21.3
Real Estate:
Construction and land development	58,353	5.8	55,650	5.2	56,876	5.3	36,395	3.6	15,920	1.9
1–4 family residential	445,716	40.9	411,757	38.4	468,144	43.8	520,871	51.8	477,062	58.3
Commercial owner occupied	174,151	15.7	178,705	16.7	149,631	14.0	99,485	9.9	40,569	5.0

	$1,086,310	100.0%	$1,072,846	100.0%	$1,068,943	100.0%	$1,004,961	100.0%	$818,371	100.0%

The primary lending focus of the Company is on small and medium sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial banking products including cash management, term loans, lines of credit, equipment financing, and commercial equipment leasing. A broad range of short-to-medium-term commercial loans, both secured and unsecured, is made available to business for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment. The purpose of a particular loan determines its structure.

Generally, the Company’s commercial loans are underwritten in the Company’s primary market area on the basis of the borrower’s ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

A substantial portion of the Company’s real estate loans consists of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company’s primary market area. The Company offers a variety of mortgage loan products, which generally are amortized over 3 to 30 years. Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (secured and unsecured) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Maturity and Interest Rate Sensitivity of Loans

The following table reflects commercial and construction loans by remaining maturity and by predetermined or variable rate:

	At December 31, 2002, maturing in:
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$19,644	$46,826	$8,135	$74,605
Real estate-construction	58,353	—	—	58,353

Total	$77,997	$46,826	$8,135	$132,958

Predetermined rates	$69,263	$18,375	$7,782	$95,420
Variable rates	8,734	28,451	353	37,538

Nonperforming Assets

The Company’s asset quality remains within management’s expectations. Nonperforming assets at December 31, 2002 were $7.9 million, compared with $10.7 million at December 31, 2001. The 2002 improvement is primarily driven by the mortgage loan and consumer loan sector. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.72%, and 0.99% as of year-end 2002 and 2001, respectively. The nonperforming assets to total assets ratio was 0.45% and 0.62% as of year-end 2002 and 2001, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans	$6,453	$8,022	$4,495	$1,959	$3,348
Other real estate and foreclosed property	1,424	2,646	779	437	594

Total nonperforming assets	$7,877	$10,668	$5,274	$2,396	$3,942

Nonperforming assets to total loans and other real estate	0.72%	0.99%	0.49%	0.24%	0.48%
Nonperforming assets to total assets	0.45%	0.62%	0.32%	0.15%	0.29%

The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Officers’ Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Company also maintains a well-developed monitoring process for credit extensions. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are done on a centralized basis. The Company also has procedures to bring aggressive resolution of non-performing loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral. There were no loans to directors and executive officers at December 31, 2002.

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

As of December 31, 2002, the Company had $736,443 non-government sponsored accruing loans that were contractually past due 90 days or more. However, the Company continues to accrue interest for government-sponsored loans such as FHA insurance and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of accruing loans past due 90 days or more was $5.9 million and $12.5 million as of December 31, 2002 and 2001, respectively.

The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

Purchased Mortgage Valuation

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers’ escrow balances of approximately $7.4 million and $5.0 million at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the Company’s loan servicing bond included errors and omissions coverage of $5.0 million and fidelity bond insurance coverage of $10.0 million. Additionally, at December 31, 2002 and 2001, the Company was covered by an excess liability umbrella policy in the amount of $20.0 million.

Under Office of Thrift Supervision (“OTS”) regulations, the lower of the amortized carrying value, 90% of the fair market value, or 90% of the original cost of mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained basis. The purchase contract provided that Superior would receive a pass-through net yield of 7.13% and that the loans would be paid off upon foreclosure and the servicer’s receipt of the individual claims from either FHA or VA.

In the third quarter of 1999, the primary seller/servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The bankruptcy was subsequently converted to a Chapter 7 proceeding in which Superior has filed a $3.7 million proof of claim. Superior then entered into a fee-based sub-servicing agreement with the secondary servicer.

In the fourth quarter of 2000, Superior’s management became aware of, and brought to the secondary servicer’s attention, increasing discrepancies in the two companies’ respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies continued to have discussions through 2002 to resolve these differences.

Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001, Superior decided to recognize any interest income on the portfolio only after it has received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized in 2002 and 2001 on the portfolio. During the third quarter of 2002, management reviewed the net valuation of the portfolio, and, based on the ordinary contingencies of recovery in the bankruptcy of the primary seller/servicer and claims against the secondary servicer, management further reduced its valuation of the portfolio by an additional amount of approximately $900,000 after tax, or $0.10 earnings per diluted share.

With the remaining balance of the portfolio reduced to approximately $14.8 million at September 30, 2002, management determined to sell part of the portfolio and retain the residual balance until the loans are foreclosed or paid off. Approximately $3.8 million of principal balance of loans plus receivables were sold in December 2002. The residual balance of the portfolio was approximately $9.9 million, net at December 31, 2002.

Allowance for Loan Losses

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance for loan losses at January 1	$12,109	$12,086	$11,346	$10,472	$4,660
Provision for loan losses	7,396	4,500	2,300	2,270	8,786
Charge-offs:
Commercial	(1,727)	(776)	(316)	(107)	—
Real estate-construction	(6)	(43)	(74)	—	(43)
Real estate-mortgage	(381)	(71)	(81)	(104)	—
Consumer	(5,342)	(5,238)	(2,624)	(2,684)	(4,308)

Total charge-offs	(7,456)	(6,128)	(3,095)	(2,895)	(4,351)
Recoveries:
Commercial	7	—	54	27	—
Real estate-construction	—	—	2	—	58
Real estate-mortgage	45	8	9	52	—
Consumer	1,760	1,643	1,470	1,420	1,319

Total recoveries	1,812	1,651	1,535	1,499	1,377

Net charge-offs	(5,644)	(4,477)	(1,560)	(1,396)	(2,974)

Allowance for loan losses at December 31	$13,861	$12,109	$12,086	$11,346	$10,472

Allowance to period-end loans	1.28%	1.13%	1.13%	1.13%	1.27%
Net charge-offs to average loans	0.53	0.42	0.15	0.15	0.20
Allowance to period-end nonperforming loans	215	151	269	579	313

The provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio using both objective and subjective criteria. The objective criteria used by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (i) an internal grading system, (ii) a peer group analysis, and (iii) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. The Company’s allowance for loan losses was $13.9 million at December 31, 2002 and $12.1 million at December 31, 2001, or 1.28% and 1.13% of total loans, respectively. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

The Company uses an internal credit grading system in determining the adequacy of the allowance for loan losses. This analysis assigns grades to all loans except owner-occupied 1-4 family residential loans and consumer loans. Graded loans are assigned to one of ten risk reserve allocation percentages. The loan grade for each individual loan is determined by the loan officer at the time it is made and changed from time to time to reflect an ongoing assessment of loan risk. Loan grades are reviewed on specific loans from time to time by senior management and as part of the Company’s internal loan review process. Owner-occupied 1-4 family residential and consumer loans are assigned a reserve allocation percentage based on past due status and the level of cumulative net charge-offs for the three preceding calendar years.

The sum of all reserve amounts determined by this methodology is used by management as the primary indicator of the appropriate allowance level. Significant uncertainty remains about the future of the U.S. economy as the pace of recovery has been slower than expected. Management believes that the economy may grow at a sub-par rate for the next several quarters. Under this “sub-par recovery” scenario, the possibility of credit quality deterioration is a distinct possibility. In addition, according to the Federal Reserve, the level of household debt is at a record high relative to disposable income. Given the high level of indebtedness among households, management believes this may lead to increased delinquencies and bankruptcies, which in turn could result in greater than anticipated losses.

The unallocated allowance compensates for the uncertainty in estimating loan losses including factors and conditions that may not be fully reflected in the determination of the allowance allocation percentages. The factors and conditions evaluated in determining the appropriate unallocated allowance have included the following: (i) general economic and business conditions affecting key lending areas, (ii) credit quality trends (including trends in nonperforming and classified loans expected to result from existing conditions), (iii) trends that could affect collateral values, (iv) loan volumes and concentrations, (v) seasoning of the loan portfolio, (vi) specific industry conditions affecting portfolio segments, (vii) recent loss experience in particular segments of the portfolio, (viii) duration of the current business cycle, (ix) bank regulatory examination results and (x) findings of internal loan review department.

The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied 1-4 family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (i) for non-farm/non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (ii) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan to value ratios; (iii) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors. The Company continuously monitors its underwriting procedures in an attempt to maintain loan quality.

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

Due to the factors noted above relating to the uncertainty of the U.S. economy and the slower pace of recovery, the geopolitical uncertainties, the high level of household indebtedness and the recent trends in credit quality, among others, management decided to increase the loan loss provision in the fourth quarter of 2002. The provision for loan losses, which amounted to $3.6 million in the fourth quarter of 2002, was approximately $2.2 million above the level in the previous quarters of 2002. These uncertainties, which have dampened the economic recovery, have also made it extremely difficult to project future trends for credit quality.

The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
December 31, 2002
Balance of allowance for loan losses applicable to:
Commercial	$1,608	12%	7%
Real estate:
Construction and land development	1,118	8	6
1-4 family residential	1,094	8	41
Commercial owner occupied	2,920	21	15
Consumer	3,925	28	31
Unallocated	3,196	23	—

Total allowance for loan losses	$13,861	100%	100%

December 31, 2001
Balance of allowance for loan losses applicable to:
Commercial	$1,122	9%	5%
Real estate:
Construction and land development	1,285	11	5
1-4 family residential	1,836	15	38
Commercial owner occupied	2,054	17	17
Consumer	5,733	47	35
Unallocated	79	1	—

Total allowance for loan losses	$12,109	100%	100%

December 31, 2000
Balance of allowance for loan losses applicable to:
Commercial	$314	3%	4%
Real estate:
Construction and land development	1,677	14	5
1-4 family residential	1,615	13	44
Commercial owner occupied	1,646	14	14
Consumer	4,388	36	33
Unallocated	2,446	20	—

Total allowance for loan losses	$12,086	100%	100%

December 31, 1999
Balance of allowance for loan losses applicable to:
Commercial	$299	3%	2%
Real estate:
Construction and land development	618	6	4
1-4 family residential	1,575	14	52
Commercial owner occupied	1,059	9	10
Consumer	4,618	40	32
Unallocated	3,177	28	—

Total allowance for loan losses	$11,346	100%	100%

December 31, 1998
Balance of allowance for loan losses applicable to:
Commercial	$165	2%	1%
Real estate:
Construction and land development	—	—	2
1-4 family residential	1,466	14	58
Commercial owner occupied	638	6	5
Consumer	6,527	62	34
Unallocated	1,676	16	—

Total allowance for loan losses	$10,472	100%	100%

Investments

The Company’s investment portfolio is the second largest component of earning assets. It provides a significant source of revenue for the Company and acts as a source of funding should the Company experience unanticipated deposit withdrawals or loan demand. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available for sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders’ equity. All investments held by the Company as of December 31, 2002, 2001 and 2000 are classified as available for sale.

The following table presents the amortized cost and estimated market values for investments as of the dates shown.

	December 31, 2002				December 31, 2001
	Cost	Unrealized Gain	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$126,462	$2,758	$(33)	$129,187	$123,676	$1,692	$—	$125,368
CMOs	52,425	158	(32)	52,551	88,110	596	—	88,706
Corporates	73,345	1,072	(25)	74,392	62,235	—	(454)	61,781
Agency notes/bonds	112,343	3,102	—	115,445	61,810	683	—	62,493
Municipals	40,889	1,393	—	42,282	36,562	—	(91)	36,471

Total investments	$405,464	$8,483	$(90)	$413,857	$372,393	$2,971	$(545)	$374,819

	December 31, 2000
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$176,401	$—	$(1,591)	$174,810
CMOs	87,729	—	(1,744)	85,985
Corporates	45,813	—	(1,807)	44,006
Agency notes/bonds	32,001	388	—	32,389
Municipals	25,337	481	—	25,818

Total investments	$367,281	$869	$(5,142)	$363,008

At December 31, 2002, investments totaled $413.9 million, an increase of $39.1 million, or 10.4%, from December 31, 2001. This increase was due to an increase in unrealized holding gains on available for sale investments of approximately $5.5 million and purchases of municipal, agency and corporate securities. The weighted average yield on investments was 6.07% in 2002, 6.67% in 2001 and 6.62% in 2000. During 2002, the Company purchased $10.6 million of federal tax-exempt municipal bonds, $113.6 million of agency bonds, $34.5 million of corporate securities, $61.7 million of CMOs and $92.4 million of mortgage-backed securities. With the anticipated growth in deposits and loans, management expects that the investment portfolio will remain at approximately the December 31, 2002 level during 2003.

The Company did not hold any investments classified as trading securities during 2002, 2001 or 2000, and the Company has no mortgage-backed securities that have been issued by non-agency entities.

At December 31, 2002, 61% of investments available for sale held by the Company had final maturities of more than 10 years. At December 31, 2002, approximately $34.1 million of the Company’s mortgage-backed securities earned interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value in the event interest rates increase, but benefit less than fixed rate securities in value changes during a time of declining interest rates.

The following table summarizes the amortized cost by contractual maturity of investments (including Federal Home Loan Bank stock and interest-bearing deposits) and their weighted average tax-equivalent yields. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Mortgage-backed securities	$183	5.41%	$1,498	6.30%	$9,960	6.25%	$114,821	5.33%	$126,462	5.41%
CMOs	—	—	—	—	—	—	52,426	5.54	52,425	5.54
Corporates	6,016	4.39	3,504	5.73	42,830	6.40	20,994	6.94	73,345	6.36
Agency notes/bonds	—	—	5,000	4.00	85,098	5.33	22,245	5.76	112,343	5.36
Municipals	—	—	190	8.77	3,489	8.26	37,210	8.03	40,889	8.05

Total investments available for sale	6,199	4.26	10,192	4.59	141,377	6.56	247,696	6.45	405,464	5.85
Federal Home Loan Bank stock	—	—	—	—	—	—	17,884	2.75	17,884	2.75
Interest-bearing deposits	33,586	1.25	—	—	—	—	—	—	33,586	1.25

Total	$39,785	1.72%	$10,192	4.59%	$141,377	6.56%	$265,580	6.20%	$456,934	5.39%

Deposits

The Company’s ratio of average demand deposits to average total deposits for each of the years ended December 31, 2002, 2001 and 2000 was 35%, 36% and 34%, respectively.

Average total deposits during 2002 increased to $1.21 billion from $1.13 billion in 2001, an increase of $87.0 million or 7.7%. Average noninterest-bearing deposits increased to $108.2 million in 2002 from $92.4 million in 2001 due to an increase in the number of deposit accounts. During the fourth quarter of 2002, the Company completed the sale of two branch facilities located in Arkansas. The total deposits for the sold branches were approximately $30.7 million.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

	Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
NOW accounts	$310,052	1.01%	$313,017	2.19%	$265,509	2.82%
Regular savings	113,721	1.33	94,820	2.05	96,979	2.11
Money market	80,191	2.34	33,275	2.98	41,546	3.05
CDs	600,232	3.41	591,939	5.17	547,755	5.59

Total interest-bearing deposits	1,104,196	2.44	1,033,051	3.91	951,789	4.35
Noninterest-bearing deposits	108,217		92,359		85,707

Total deposits	$1,212,413		$1,125,410		$1,037,496

The Company’s strategy is focused on the growth of transaction accounts (checking and savings accounts) through the “Totally Free Checking” product. The Company also introduced a new product in late 1999, “Treasury Checking,” an interest-bearing demand account which was designed to attract higher balance accounts. These transaction accounts have lower interest rates than certificates of deposit, which will tend to increase the Company’s net interest margin and generate service charge income. The Company continues to experience growth in the noninterest-bearing checking accounts.

Maturity Distribution of Time Deposits $100,000 and Over

December 31, 2002
Certificates of Deposit
(Dollars in thousands)
Three months or less	$74,955
Over three months to six months	26,275
Over six months to year	23,678
Over year	48,441

Total	$173,349

Borrowings

Other short-term borrowings, consisting of Federal Home Loan Bank Advances; Treasury, Tax and Loan deposits; and repurchase agreements, generally represent borrowings with maturities less than one year. Information relating to these borrowings at December 31 is summarized as follows:

	2002	2001	2000
	(Dollars in thousands)
Other short-term borrowings:
Average daily outstanding	$56,046	$100,349	$170,888
Year-end	65,961	72,057	160,628
Maximum month-end balance during year	91,192	158,142	195,061
Interest rate:
Average	4.91%	5.02%	5.83%
Year-end	4.36%	4.63%	6.11%

The Company expects to pay off the senior notes with a combination of internal cash, a bank credit facility, and/or the issuance of trust preferred securities. The Company anticipates the rates to be more favorable than currently exist on the senior notes.

Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On December 18, 2001, Superior Statutory Trust sold to investors $25.0 million of trust preferred securities. The proceeds were used to purchase $25.8 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior Statutory Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier I capital and are presented in the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Superior Statutory Trust is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust and the subordinated debentures of the

Company will mature on December 18, 2031; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

The interest rate on the Company’s subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 5.01% and 5.60% at December 31, 2002 and 2001, respectively. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

Interest Rate Sensitivity and Liquidity

Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Company in accordance with policies approved by the Company’s Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition. The Committee reviews the Company’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level. See “—Investments.”

The Company reports to the Board of Directors rate sensitive assets minus rate sensitive liabilities divided by total earning assets on a cumulative basis quarterly. At December 31, 2002, this ratio was a positive 9.0%. The Company estimates that a 100- basis-point change in interest rates would have a modest impact on its net interest income over a 12-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income. While the interest rate sensitivity GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution was perfectly matched in each maturity category.

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, as the interest rate environment has become more volatile, the Company’s management has increased monitoring of its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation and economic value equity modeling. The following table sets forth a GAP interest rate sensitivity analysis for the Bank as of December 31, 2002. Assets and liabilities of the Company have been excluded.

	Period/Cumulative GAP Analysis
	0–90 Days	91–180 Days	181–360 Days	After One Year	Total
	(Dollars in thousands)
Interest-earning assets:
Money market funds	$31,070	$—	$—	$—	$31,070
Investments	18,886	15,808	38,437	335,700	408,831
Loans	118,338	126,306	225,459	629,176	1,099,279

Total interest-earning assets	$168,294	$142,114	$263,896	$964,876	$1,539,180

Interest-bearing liabilities:
Demand, money market and savings deposits	$501,502	$—	$—	$—	$501,502
Certificates of deposit and other time deposits	185,879	112,819	120,645	190,328	609,671
Borrowings	15,961	—	65,000	208,000	288,961

Total interest-bearing liabilities	$703,342	$112,819	$185,645	$398,328	$1,400,134

Period GAP	$(535,048)	$29,295	$78,251	$566,548	$139,046
Cumulative GAP	(535,048)	(505,753)	(427,502)	139,046	—
Period GAP to earning assets	(34.76)%	1.90%	5.10%	36.80%	9.00%
Cumulative GAP to earning assets	(34.76)%	(32.90)%	(27.80)%	9.00%	—

The GAP sensitivity analysis shows when balances may be repriced. Net interest income, however, is also affected by how much the interest rates change for each of the balances. For example, when national money market rates change, interest rates on the Company’s savings accounts may not change as much as interest rates on its commercial loans. This is a limiting factor for the GAP analysis. Management does not believe that the $20.0 million Note and the line of credit into which it was converted on April 1, 2000 and the $60.0 million of Senior Notes used to finance the acquisition of the Bank have a significant impact on the Company’s interest rate exposure. The Note had and the line of credit has a floating interest rate based upon LIBOR. The Senior Notes mature on April 1, 2003 and have a fixed interest rate. The combination of these two financing options minimizes the impact of the interest rate changes of the risk profile of the Company.

As of December 31, 2002, the Company’s net interest income simulation model indicates that a parallel 100 basis point increase in interest rates along the yield curve would lower net interest income by up to 2.1% for the next 12 months, while a 100 basis-point decrease would raise net interest income by up to 1.9%. The model includes balances, asset prepayment speeds and the interest rate relationships among balances that management judges to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change the Company’s market risk exposure. Among the interest rate relationships, there are caps and floors on the Bank’s portfolio of adjustable rate mortgage loans and mortgage backed securities.

The Company manages its interest rate risk through investment in appropriate fixed and variable rate assets, acquisition of non-rate sensitive core deposits and adjustments in maturities of Federal Home Loan Bank advances. The Bank does not use off-balance sheet instruments.

Since year-end, short term, intermediate term and longer term interest rates are about unchanged. The yield curve has a moderately positive slope through all maturities. Employment, production and gross domestic product softened in the fourth quarter of 2002. The Federal Reserve’s Open Market Committee has a monetary posture of “balanced risk.” In recent Congressional testimony, Federal Reserve Chairman Greenspan indicated November’s 50-basis-point cut in short term interest rates should provide the underpinnings for continued economic expansion, with consumers’ and businesses’ concerns over geopolitical risk being the primary hindrance to the expansion.

Capital Resources

Stockholders’ equity increased $13.5 million, or 11.3%, to $132.9 million at December 31, 2002 from $119.4 million at December 31, 2000. This increase was the result of the $16.0 million in net income for 2002, $3.9 million improvement in the net equity adjustment from the unrealized gain on available-for-sale investments, a $6.7 million reduction for treasury stock and a dividend declared of $3.6 million. The Company declared a $0.125 per share dividend on December 16, 2002, payable on January 23, 2003 in cash. The Company declared dividends of $857,000 in 2001.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios to the minimum regulatory standards:

	December 31, 2002
	Company Ratio	Bank Ratio	Minimum Required for the Bank	Well-Capitalized Minimum Required for the Bank
Tangible capital ratio	5.73%	7.51%	1.50%	N/A
Core capital ratio	5.73%	7.51%	4.00%	5.00%
Total capital to risk weighted assets	10.00%	12.76%	8.00%	10.00%
Tier 1 capital to risk weighted assets	8.76%	11.52%	N/A	6.00%

	December 31, 2001
	Company Ratio	Bank Ratio	Minimum Required for the Bank	Well-Capitalized Minimum Required for the Bank
Tangible capital ratio	5.17%	7.33%	1.50%	N/A
Core capital ratio	5.17%	7.33%	4.00%	5.00%
Total capital to risk weighted assets	8.99%	12.26%	8.00%	10.00%
Tier 1 capital to risk weighted assets	7.88%	11.14%	N/A	6.00%

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminated the pooling of interests method of accounting for business combinations and provided new definitions for intangible assets that must be recognized apart from goodwill. SFAS 141 was adopted on July 1, 2001. SFAS 142 established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized but will be subject to annual review for impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of SFAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits.

The Company adopted SFAS 142 at January 1, 2002. Net income and earnings per diluted share for 2001 and 2000 would have been $14.7 million or $1.61 diluted earnings per share and $14.1 million, or $1.49 diluted earnings per share, respectively, if SFAS 142 had been effective for those years.

During 2002, the Company performed the first step of the required impairment tests of goodwill as of January 1, 2002. The result of this transitional impairment test indicated that the Company’s goodwill was not impaired as of January 1, 2002. The Company also performed the first of its annual impairment tests of goodwill as of October 1, 2002, which also indicated no impairment of its goodwill.

On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes Statement 121. The Statement was effective for the Company on January 1, 2002. The impact on the Company’s financial statements and related disclosures of the adoption of Statement 144 was not material.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years beginning after December 15, 2002. Among other things, SFAS No. 148 amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, Interim Financial reporting, (APB 28) to require disclosure about those effects in interim financial information. This Statement was effective for the Company for 2002. Because SFAS No. 148 affects disclosure only, there was no impact on the Company’s financial statements. See Note 19 to the financial statements for the new disclosures required by SFAS No. 148.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS-COMPANY

	2002—Three Months Ended				Year Ended 12/31/02
	Mar. 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands except per share amounts)
Interest Income	$26,918	$26,135	$25,688	$25,318	$104,059
Interest Expense	12,955	12,170	11,825	11,799	48,749

Net interest income	13,963	13,965	13,863	13,519	55,310
Provision for loan losses	1,250	1,250	1,300	3,596	7,396

Net interest income after provision for loan losses	12,713	12,715	12,563	9,923	47,914
Noninterest income	8,200	9,153	11,322	12,526	41,201
Noninterest expense	15,307	16,193	18,007	16,385	65,892

Income before income taxes	5,606	5,675	5,878	6,064	23,223
Income taxes	1,816	1,735	1,878	1,818	7,247

Net Income	$3,790	$3,940	$4,000	$4,246	$15,976

Diluted earnings per common	$0.43	$0.44	$0.45	$0.48	$1.80

Bid price per common share:
Low	$13.00	$16.15	$14.37	$16.92	$13.00

High	$16.74	$20.20	$19.60	$19.20	$19.60

	2001—Three Months Ended				Year Ended 12/31/01
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(Dollars in thousands except per share amounts)
Interest Income	$28,515	$28,520	$28,091	$27,258	$112,384
Interest Expense	17,420	16,529	15,814	14,174	$63,937

Net interest income	11,095	11,991	12,277	13,084	48,447
Provision for loan losses	750	1,000	1,200	1,550	4,500

Net interest income after provision for loan losses	10,345	10,991	11,077	11,534	43,947
Noninterest income	8,470	8,648	8,723	10,794	36,635
Noninterest expense	14,570	15,059	15,726	17,486	62,841

Income before income taxes	4,245	4,580	4,074	4,842	17,741
Income taxes	1,357	1,499	1,304	1,290	5,450

Net Income	$2,888	$3,081	$2,770	$3,552	$12,291

Diluted earnings per common	$0.31	$0.33	$0.30	$0.40	$1.34

Bid price per common share:
Low	$11.25	$12.62	$13.50	$13.90	$11.25

High	$14.75	$15.85	$17.62	$16.25	$17.62

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 36 herein.

Item 8.    Financial Statements and Supplementary Data

Consolidated Financial Statements and Other Financial Information

Superior Financial Corp. and Subsidiaries

Years ended December 31, 2002 and 2001 and 2000 with Report of Independent Auditors

SUPERIOR FINANCIAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

Report of Independent Auditors

The Board of Directors

Superior Financial Corp.

We have audited the accompanying consolidated balance sheets of Superior Financial Corp. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and identifiable intangible assets with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Little Rock, Arkansas

February 7, 2003

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31
	2002	2001
Assets
Cash and cash equivalents	$84,426	$97,561
Loans available for sale	12,970	27,573
Loans	1,086,310	1,072,846
Less allowance for loan losses	13,861	12,109

Loans, net	1,072,449	1,060,737
Investments available for sale, net	413,857	374,819
Accrued interest receivable	12,575	14,132
Federal Home Loan Bank stock	17,844	17,330
Premises and equipment, net	45,806	45,263
Mortgage servicing rights, net	6,565	7,024
Prepaid expenses and other assets	9,794	18,135
Goodwill, net	56,260	56,260
Real estate acquired in settlement of loans, net	845	1,784

Total assets	$1,733,391	$1,720,618

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,211,220	$1,215,034
Federal Home Loan Bank borrowings	235,000	230,000
Other borrowed funds	53,961	65,057
Line of credit	500	500
Senior notes	50,951	51,500
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	25,000	25,000
Custodial escrow balances	7,363	5,025
Other liabilities	16,494	9,092

Total liabilities	1,600,489	1,601,208
Stockholders’ equity:
Preferred stock—$0.01 par value; 1 million shares authorized at December 31, 2002 and 2001, none issued and outstanding	—	—
Common stock—$0.01 par value; 20 million shares authorized, 10,081,892 issued and outstanding at December 31, 2002 and 2001	101	101
Capital in excess of par value	94,764	94,764
Retained earnings	53,636	41,290
Accumulated other comprehensive income	5,498	1,577

	153,999	137,732
Treasury stock at cost—1,661,448 and 1,516,170 shares at December 31, 2002 and 2001, respectively	(21,097)	(18,322)

Total stockholders’ equity	132,902	119,410

Total liabilities and stockholders’ equity	$1,733,391	$1,720,618

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Year ended December 31
	2002	2001	2000
Interest Income
Loans	$80,866	$88,659	$85,138
Investments	22,019	22,469	24,695
Interest-bearing deposits	659	501	177
Other	515	755	1,806

Total interest income	104,059	112,384	111,816

Interest Expense
Deposits	26,986	40,375	41,449
Federal Home Loan Bank borrowings	15,340	17,629	21,884
Other borrowings	6,423	5,933	6,863

Total interest expense	48,749	63,937	70,196

Net interest income	55,310	48,447	41,620
Provision for loan losses	7,396	4,500	2,300

Net interest income after provision for loan losses	47,914	43,947	39,320

Noninterest Income
Service charges on deposit accounts	28,312	28,396	25,666
Mortgage operations, net	2,966	3,670	2,663
Income from real estate operations, net	443	433	493
Gain on sale of investments	3,262	1,874	90
Gain on sale of retail branches	3,415	—	—
Other	2,803	2,262	2,116

Total noninterest income	41,201	36,635	31,028

Noninterest Expense
Salaries and employee benefits	30,592	28,504	24,647
Occupancy expense	4,754	4,475	3,633
Data and item processing	8,037	8,726	5,832
Advertising and promotion	1,446	1,439	1,765
Amortization of goodwill	—	3,476	3,448
Postage and supplies	3,040	3,281	3,026
Equipment expense	3,803	2,851	2,416
Other	14,220	10,089	7,972

Total noninterest expense	65,892	62,841	52,739

Income before income tax expense	23,223	17,741	17,609
Income tax expense	7,247	5,450	5,794

Net Income	$15,976	$12,291	$11,815

Basic earnings per share	$1.86	$1.37	$1.25

Diluted earnings per share	$1.80	$1.34	$1.24

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except share amounts)

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2000	$—	$101	$94,755	$18,041	$(6,147)	$(1,164)	$105,586
Issuance of common stock to employees, 769 shares	—	—	9	—	—	—	9
Purchase of treasury stock, 935,000 shares	—	—	—	—	—	(9,963)	(9,963)
Comprehensive income:
Net income	—	—	—	11,815	—	—	11,815
Other comprehensive income:
Change in unrealized gain on investments available for sale, net of deferred tax expense of $1,815	—	—	—	—	3,312	—	3,312
Reclassification adjustment for gain included in income, net of $32 tax effect	—	—	—	—	58	—	58

Total comprehensive income							15,185

Balance at December 31, 2000	—	101	94,764	29,856	(2,777)	(11,127)	110,817
Purchase of treasury stock, 485,170 shares	—	—	—	—	—	(7,195)	(7,195)
Dividends, $0.10 per share	—	—	—	(857)	—	—	(857)
Comprehensive income:
Net income	—	—	—	12,291	—	—	12,291
Other comprehensive income:
Change in unrealized gain on investments available for sale, net of deferred tax expense of $1,770	—	—	—	—	3,055	—	3,055
Reclassification adjustment for gain included in income, net of $575 tax effect	—	—	—	—	1,299	—	1,299

Total comprehensive income							16,645

Balance at December 31, 2001	—	101	94,764	41,290	1,577	(18,322)	119,410
Purchase of treasury stock, 183,040 shares	—	—	—	—	—	(3,308)	(3,308)
Issuance of 13,635 shares of treasury stock for exercise of stock options	—	—	—	—	—	155	155
Issuance of 24,127 shares of treasury stock to pay 2001 stock dividend	—	—	—	—	—	378	378
Dividends, $0.43 per share	—	—	—	(3,630)	—	—	(3,630)
Comprehensive income:
Net income	—	—	—	15,976	—	—	15,976
Other comprehensive income:
Change in unrealized gain on investments available for sale, net of deferred tax expense of $3,189	—	—	—	—	6,042	—	6,042
Reclassification adjustment for gain included in income, net of $1,141 tax effect	—	—	—	—	(2,121)	—	(2,121)

Total comprehensive income							19,897

Balance at December 31, 2002	$—	$101	$94,764	$53,636	$5,498	$(21,097)	$132,902

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31
	2002	2001	2000
Operating Activities
Net income	$15,976	$12,291	$11,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,396	4,500	2,300
Deferred income taxes	1,450	(400)	564
Depreciation	4,723	2,957	2,388
Amortization of mortgage servicing rights	2,412	1,144	869
Amortization of premiums on investments	1,348	382	546
Amortization of goodwill	—	3,476	3,448
Amortization of other intangibles	627	909	697
Loss (gain) on sale of real estate	396	(3)	25
Gain on sale of loans	(1,116)	(788)	(569)
Gain on sale of investments, net	(3,262)	(1,874)	(90)
Gain on sale of premises and equipment	(24)	—	—
Mortgage loans originated for sale	(72,069)	(86,700)	(104,863)
Proceeds from sale of mortgage loans held for sale	81,587	117,360	102,227
Decrease (increase) in accrued interest receivable	1,557	3,383	(1,985)
Decrease (increase) in prepaid expenses and other assets	11,452	(3,316)	(10,305)
Increase (decrease) in custodial escrow balances	2,338	(3,089)	694
Increase (decrease) in other liabilities	2,474	(2,607)	2,515

Net cash provided by operating activities	57,265	47,625	10,276

Investing Activities
Increase in loans, net	(15,471)	(41,588)	(38,446)
Purchases of investments	(312,836)	(163,030)	(53,918)
Proceeds from sale of investments	144,045	102,089	11,012
Purchase of FHLB stock	(514)	(3,489)	(1,806)
Proceeds from sale of FHLB stock	—	9,872	—
Proceeds from real estate acquired in settlement of loans	2,494	1,532	142
Principal payments on investments	137,634	57,320	39,551
Settlement of retail branch sales	(30,653)	—	—
Gain on retail branch sales	(3,415)	—	—
Purchases of premises and equipment	(5,501)	(12,813)	(5,288)
Proceeds from sale of premises and equipment	549	—	—
Additions to mortgage servicing rights	(1,953)	(1,538)	(3,189)

Net cash used in investing activities	(85,621)	(51,645)	(51,942)

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Year ended December 31
	2002	2001	2000
Financing Activities
Net increase in deposits	$26,839	$136,526	$100,572
Net FHLB (repayments) borrowings	5,000	(100,000)	(94,000)
Proceeds from (repayments of) other borrowed funds	(11,096)	11,429	53,628
Payment of dividends	(2,908)	—	—
Principal payments on note payable	—	(11,000)	(1,500)
Retirement of Senior Notes	(562)	(8,500)	—
Proceeds from issuance of guaranteed preferred beneficial interest in the Company’s subordinated debentures	—	25,000	—
Proceeds from issuance of treasury stock	155	—	9
Purchases of treasury stock	(2,207)	(7,195)	(9,963)

Net cash (used in) provided by financing activities	(15,221)	46,260	48,746

Net (decrease) increase in cash and cash equivalents	(13,135)	42,240	7,080
Cash and cash equivalents at beginning of year	97,561	55,321	48,241

Cash and cash equivalents at end of year	$84,426	$97,561	$55,321

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Summary of Significant Accounting Policies

Nature of Operations

Superior Financial Corp. (the Company or Superior) is a unitary thrift holding company organized under the laws of Delaware and headquartered in Little Rock, Arkansas. The Company was organized on November 12, 1997, for the purpose of acquiring Superior Bank, formerly Superior Federal Bank, F.S.B., (the Bank), and a federally chartered savings institution. The Bank provides a broad line of financial products to small and medium-size businesses and to consumers, primarily in Arkansas and Oklahoma. On April 1, 1998, the Company acquired the Bank from NationsBank N.A. (now Bank of America) for approximately $162.5 million. This purchase was accounted for using the purchase method of accounting for business combinations whereby the assets and liabilities of the Bank were recorded at fair value at the date of acquisition and the difference between the net book value of the Bank and the purchase price was recorded as goodwill of approximately $76.4 million.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the thrift and mortgage banking industries. The following summarizes the more significant of these policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Company’s wholly owned subsidiary, Superior Financial Statutory Trust I (Superior Statutory Trust), the Bank, and the Bank’s wholly owned subsidiaries, Superior Finance Company, Superior Financial Services, Inc., Superior Title Services, and Superior Real Estate Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing deposits in other depository institutions, as well as purchases of investments with original maturities of three months or less. Interest-bearing deposits were approximately $33.6 million and $41.0 million at December 31, 2002 and 2001, respectively.

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

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains and losses are excluded from operating results until realized and are reported net of tax as other comprehensive income in stockholders’ equity. Investments in the available for sale portfolio may be used as part of the Bank’s asset and liability management practices and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors.

The overall return or yield earned on mortgage-backed securities included in investments depends on the amount of interest collected over the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets’ remaining lives adjusted for anticipated prepayments. Although the Bank receives the full amount of principal if prepaid, the interest income that would have been collected during the remaining period to maturity, net of any discount or premium amortization, is lost. Accordingly, the actual yields and maturities of mortgage-backed securities included in investments depend on when the underlying mortgage principal and interest are repaid. Prepayments primarily result when market interest rates fall below a mortgage’s contractual interest rate and it is to the borrower’s advantage to prepay the existing loan and obtain new, lower-rate financing. In addition to changes in interest rates, mortgage prepayments are affected by other factors, such as loan types and the geographic location of the related properties.

If the fair value of an investment classified as available for sale declines for reasons other than temporary market conditions, the carrying value of such an investment would be written down to current value by a charge to operations. Gains and losses on the sale of investments classified as available for sale are determined using the specific-identification method.

The Company did not hold any investments classified as held to maturity or as trading securities at December 31, 2002 and 2001.

Loans Available for Sale

Loans available for sale are carried at the lower of amortized cost or fair value. Management estimates the fair value based upon current market interest rates and maturities. See Note 3.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs and unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is maintained at a level that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loan loss experience and current economic and business conditions that may affect the borrowers’ ability to pay or the value of the collateral securing the loans. The Company’s policy generally is to place a loan on nonaccrual status and cease

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accruing interest when loan payment performance is deemed unsatisfactory. All loans contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest, are placed on nonaccrual status (except for the finance company which places loans on nonaccrual at 120 days) unless the loan is both well collateralized and in the process of collection. Nonaccrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due and the Company reasonably expects to collect all principal and interest.

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms thereof. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. All nonaccrual loans and all loans that have been restructured from their original contractual terms are considered impaired loans. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued, when in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the respective estimated useful lives of the assets. The estimated useful lives of buildings and improvements ranges from 25 to 40 years, and the estimated useful lives of furniture and equipment ranges from 3 to 7 years. Depreciation expense on building and leasehold improvements is included in occupancy expense in the consolidated statements of income. Depreciation expense on furniture and equipment is included in equipment expense in the consolidated statements of income.

Impairment of Assets

The Company accounts for any impairment of its long-lived assets using Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. Under SFAS No. 144, impairment losses are recognized when information indicates the carrying amount of long-lived assets will not be recovered through future operations. The Company accounts for any impairment of identifiable intangibles and goodwill using SFAS No. 142, Goodwill and Other Intangible Assets.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is initially recorded at estimated fair value, less estimated selling costs, and is subsequently carried at the lower of cost or fair value, less estimated selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value. The ability of the Bank to recover the carrying value of real estate is based upon future sales of the land and its projects. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Bank’s control.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

Prior to 2002, goodwill (excess of purchase price of the Bank over the fair value of net assets acquired) was amortized on a straight-line basis over 20 years. On January 1, 2002, the Company adopted SFAS No. 142 and performs an annual impairment test on the carrying value of goodwill. If the impairment test indicates that the carrying value has been impaired, the carrying value is reduced accordingly. See Recent Accounting Standards. Other intangibles with a carrying value of approximately $2.7 million at December 31, 2002 include a premium on senior notes and issuance costs of preferred securities, both of which are being amortized over the term of the related intangible, and capitalized acquisition costs which are being amortized over 15 years. Accumulated amortization amounted to $3.4 million at December 31, 2002.

Prepaid Expenses and Other Assets

Foreclosure receivables from FHA insured and VA guaranteed mortgages that are being serviced for the Company by a third party approximated $4.5 million and $5.1 million at December 31, 2002 and 2001, respectively, and are included in prepaid expenses and other assets on the consolidated balance sheet. Additionally, approximately $2.1 million and $1.9 million at December 31, 2002 and 2001, respectively, represent funds that have been advanced to the servicer on these loans and are also included in prepaid expenses and other assets. These are non-earning assets to the Bank.

Debt Issuance Costs

Costs associated with the issuance of the $20 million note payable, the $60 million senior notes, and the $25 million of trust preferred securities have been capitalized and are being amortized over the life of the debt. These costs are included in prepaid expenses and other assets on the consolidated balance sheets.

Mortgage Servicing Rights

Mortgage servicing rights represent the cost of acquiring or originating the rights to service mortgage loans owned by others, and such cost is capitalized and amortized in proportion to, and over the period of, estimated net servicing income. The Bank’s carrying value of mortgage servicing rights and the amortization thereon is periodically evaluated in relation to estimated future net servicing income to be received, and such carrying values are adjusted for indicated impairments based on management’s best estimate of remaining cash flows, using the disaggregated method. Such estimates may vary from the actual remaining cash flows due to prepayments of the underlying mortgage loans, increases in servicing costs and changes in other factors. The Bank’s carrying values of mortgage servicing rights are based upon estimated fair value and are not necessarily indicative of the amount that would be realized by a sale of these assets in the open market.

Comprehensive Income

The Company reports the classification components of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the consolidated statements of stockholders’ equity. Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income. At December 31, 2002, other comprehensive income consists of net unrealized gains on available for sale investments.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. The Company’s stock based compensation plan is described more fully in Note 19.

Segment Disclosures

The Company operates in only one segment – community banking. All the Company’s revenues result from services offered by its bank subsidiary. No revenues are derived from foreign countries, and no single external customer comprises more than 10% of the Company’s revenues.

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in 2002. SFAS No. 142 established new rules of accounting for intangible assets. Under these new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual review for impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of SFAS No. 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits.

The Company adopted SFAS No. 142 at January 1, 2002. At December 31, 2001, the Company’s assets included goodwill of approximately $56.3 million, which is primarily from the acquisition of the Bank. The following table summarizes what the effects of SFAS No. 142 would have been had it been in effect during the years ended December 31:

	2001	2000
	(Dollars in thousands, except per share amounts)
Net income as reported	$12,291	$11,815
Goodwill amortization expense, net of $1,068 and $1,134 tax effect for 2001 and 2000, respectively	2,408	2,314

Net income as adjusted	$14,699	$14,129

Basic earnings per share as reported	$1.37	$1.25

Basic earnings per share as adjusted	$1.64	$1.49

Diluted earnings per share as reported	$1.34	$1.24

Diluted earnings per share as adjusted	$1.61	$1.49

During 2002, the Company performed the first step of the required impairment tests of goodwill as of January 1, 2002. The result of this transitional impairment test indicated that the Company’s goodwill was not impaired as of January 1, 2002. The Company also performed the first of its annual impairment tests of goodwill as of October 1, 2002, which also indicated no impairment of its goodwill.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121. The Statement was effective for the Company on January 1, 2002. There was no material impact on the Company’s financial statements and related disclosures resulting from the adoption of SFAS No. 144.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective for fiscal years beginning after December 15, 2002. Among other things, SFAS No. 148 amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, (APB 28) to require disclosure about those effects in interim financial information. This Statement was effective for the Company for 2002. Because SFAS No. 148 affects disclosure only, there was no impact on the Company’s financial statements. See Note 19 for the new disclosures required by SFAS No. 148.

2.    Acquisition and Divestiture

In November 2000, the Bank’s wholly owned subsidiary, Superior Finance Company, completed the acquisition of the assets of four consumer finance offices in northern Alabama for approximately $6.6 million in cash, including a premium of approximately $125,000, from Southern Financial, Inc., a Nashville, Tennessee-based consumer finance company. The four offices had net loans outstanding of approximately $6.5 million. The acquisition was accounted for under the purchase method of accounting.

In December 2002, the Bank sold its Malvern and Arkadelphia, Arkansas bank branches to Elk Horn Bank and Trust Company. The sale consisted of deposits totaling approximately $30.7 million and associated loans and other assets of an immaterial amount.

3.    Fair Value of Financial Instruments

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

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments consist of the following:

	December 31, 2002
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$84,426	$84,426
Loans available for sale	12,970	12,970
Loans, net	1,072,449	1,104,606
Investments available for sale, net	413,857	413,857
Accrued interest receivable	12,575	12,575
Federal Home Loan Bank stock	17,844	17,844

Financial Liabilities
Demand and savings deposits	601,555	601,555
Time deposits	609,670	604,043
Federal Home Loan Bank borrowings	235,000	216,486
Other borrowed funds	53,961	50,882
Notes payable and senior notes	51,451	52,223
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	25,000	25,000

	December 31, 2001
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial Assets
Loans available for sale	27,573	27,573
Loans, net	1,060,737	1,060,049
Investments available for sale, net	374,819	374,819
Accrued interest receivable	14,132	14,132
Federal Home Loan Bank stock	17,330	17,330

Financial Liabilities
Demand and savings deposits	566,341	566,341
Time deposits	648,693	655,499
Federal Home Loan Bank borrowings	230,000	227,735
Other borrowed funds	65,057	67,588
Notes payable and senior notes	52,000	53,846
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	25,000	25,000

The fair value of loans is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-level interest rates considering anticipated prepayment speeds. The fair value of nonperforming loans with a recorded book value of approximately $6.5 million and $8.0 million at December 31, 2002 and 2001, respectively, was not estimated, and therefore is included in estimated fair value at the carrying amount because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loss.

The fair value of investments available for sale is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of accrued interest receivable and Federal Home Loan Bank (FHLB) stock is considered to be carrying value.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of cash and cash equivalents is considered the same as its carrying value. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, FHLB borrowings, other borrowed funds, notes payable and senior notes is estimated using the rates currently offered for liabilities of similar remaining maturities.

The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The fair values of these off-balance-sheet financial instruments were not significant at December 31, 2002 and 2001.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the reporting date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

4.    Loans and Financial Instruments with Off-Balance Sheet Risk

Loans consisted of the following at December 31:

	2002	2001
	(Dollars in thousands)
First mortgage loans (principally conventional):
Collateralized by one-to-four family residences	$445,321	$411,233
Collateralized by other properties	174,151	178,705
Construction loans	84,452	79,867

	703,924	669,805
Undisbursed portion of construction loans	(26,099)	(24,217)

Total first mortgage loans	677,825	645,588

Consumer and other loans:
Automobile	213,162	245,695
Savings	7,855	8,207
Home equity and second mortgage	69,322	81,525
Commercial	74,605	57,337
Other	43,146	33,970

Total consumer and other loans	408,090	426,734
Deferred loan costs, net of deferred origination fees	395	524
Allowance for loan losses	(13,861)	(12,109)

Loans, net	$1,072,449	$1,060,737

Impairment of loans having carrying values of $14.8 million and $8.0 million at December 31, 2002 and 2001, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average carrying value of impaired loans was $14.4 million and $6.3 million for the years ended December 31, 2002 and 2001, respectively. The total allowance for credit losses related to these impaired loans was $3.4 million and $1.9 million at December 31, 2002 and 2001, respectively. The Company does not segregate income recognized on a cash basis in its financial records, and thus, such disclosure is not practicable.

There were no loans to directors and executive officers at December 31, 2002. Loans to directors and executive officers at December 31, 2001 totaled $696,000. Such loans were made on substantially the same terms as those for other loan customers. No new loans and advances on prior commitments were made to related parties for the years ended December 31, 2002 and 2001. Repayments of loans made by such related parties were $696,000 and $17,000 for the years ended December 31, 2002 and 2001, respectively. There were no loans to directors who retired from the Board during 2002. Loans to directors who retired from the Board during 2001 totaled $34,000.

The Company, through its normal lending activity, originates and maintains loans, which are substantially concentrated in its lending territory (primarily Arkansas and Oklahoma). The Company’s policy calls for collateral or other forms of repayment assurance to be received from the borrower at the time of loan origination. Such collateral or other form of repayment assurance is subject to changes in economic value due to various factors beyond the control of the Company and such changes could be significant.

The Company originates and purchases adjustable rate mortgage loans to hold for investment. The Company also originates 15-year and 30-year fixed rate mortgage loans and sells substantially all new originations of 15-year and 30-year loans to outside investors with servicing released. Loans available for sale totaled approximately $13.0 million and $27.6 million at December 31, 2002 and 2001, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterpart. Such collateral consists primarily of residential and commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had outstanding loan commitments and lines of credit aggregating approximately $63.8 million and $60.9 million at December 31, 2002 and 2001, respectively. Outstanding standby letters of credit at December 31, 2002 totaled approximately $206,000 of which $181,480 was collateralized.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Mortgage Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
	(Dollars in thousands)
FHLMC	$269,865	$212,900
FNMA	239,409	208,799
GNMA	52,677	68,757
Private investors	15,224	7,510

	$577,175	$497,966

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers’ escrow balances of approximately $7.4 million and $5.0 million at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the Company’s loan servicing bond included errors and omissions coverage of $5.0 million and fidelity bond insurance coverage of $10.0 million. Additionally, at December 31, 2002 and 2001, the Company was covered by an excess liability umbrella policy in the amount of $20.0 million.

Following is a summary of the changes in purchased mortgage servicing rights:

	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$6,267	$6,154	$4,085
Additions	1,691	1,083	2,812
Amortization	(2,192)	(970)	(743)

Balance, end of year	$5,766	$6,267	$6,154

Following is a summary of the changes in originated mortgage servicing rights:

	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$757	$476	$225
Additions	262	455	377
Amortization	(220)	(174)	(126)

Balance, end of year	$799	$757	$476

Under Office of Thrift Supervision (“OTS”) regulations, the lower of the amortized carrying value, 90% of the fair market value or 90% of the original cost of mortgage servicing rights may be included in calculating capital standards. The amount to be included as regulatory capital cannot exceed 50% of tangible capital.

In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2000, Superior’s management became aware of, and brought to the secondary servicer’s attention, increasing discrepancies in the two companies’ respective net valuations of the portfolio. At this time, management also notified the secondary servicer that Superior regarded the secondary servicer as in breach of certain representations and warranties made in connection with the assignment. The two companies continued to have discussions through 2002 to resolve these differences.

Although the secondary servicer continues to remit principal and interest collections to Superior, in the first quarter of 2001, Superior decided to recognize any interest income on the portfolio only after it has received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized in 2002 and 2001 on the portfolio. During the third quarter of 2002, management reviewed the net valuation of the portfolio, and, based on the ordinary contingencies of recovery in the bankruptcy of the primary seller/servicer and claims against the secondary servicer, management further reduced its valuation of the portfolio by an additional amount of approximately $900,000 after tax, or $0.10 earnings per diluted share.

With the remaining balance of the portfolio reduced to approximately $14.8 million at September 30, 2002, management determined to sell part of the portfolio and retain the residual balance until the loans are foreclosed or paid off. Approximately $3.8 million of principal balance of loans plus receivables were sold in December 2002. The residual balance of the portfolio was approximately $9.9 million, net at December 31, 2002. Since there is no readily available market for the remaining portfolio, there is no assurance that the remaining portfolio can be converted to cash at its current carrying value.

6.    Investments Available for Sale

The amortized cost and estimated fair value of investments available for sale are summarized as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Agencies	$112,343	$3,102	$—	$115,445
Municipals	40,889	1,393	—	42,282
GNMA	10,408	360	—	10,768
FNMA	85,680	1,557	—	87,237
FHLMC	30,374	841	(33)	31,182
CMOs	52,425	158	(32)	52,551
Corporates	73,345	1,072	(25)	74,392

	$405,464	$8,483	$(90)	$413,857

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Agencies	$61,810	$683	$—	$62,493
Municipals	36,562	—	(91)	36,471
GNMA	14,549	290	—	14,839
FNMA	60,395	719	—	61,114
FHLMC	48,732	683	—	49,415
CMOs	88,110	596	—	88,706
Corporates	62,235	—	(454)	61,781

	$372,393	$2,971	$(545)	$374,819

The amortized cost and estimated fair value by contractual maturity of available for sale investments at December 31, 2002 are as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$6,199	$6,210
Due from one year to five years	10,192	10,296
Due from five years to ten years	141,377	144,877
Due after ten years	247,696	252,474

Totals	$405,464	$413,857

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

Mortgage-backed securities with carrying values of approximately $34.1 million and $36.3 million at December 31, 2002 and 2001, respectively, were subject to adjustable rates.

During the years ended December 31, 2002 and 2001, investments available for sale with a fair value at the date of sale of approximately $144.0 million and $87.5 million, respectively, were sold. The gross realized gains on such sales totaled $3.3 million and $2.0 million at December 31, 2002 and 2001, respectively. There were no gross realized losses in 2002. Gross realized losses in 2001 totaled $77,000. The income tax expense related to net investment gains in 2002 and 2001 was approximately $1.1 million and $656,000, respectively.

The carrying value of investments pledged for letters of credit, treasury, tax and loan note accounts, public fund deposits and repurchase agreements was approximately $101.9 million and $185.1 million at December 31, 2002 and 2001, respectively.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Allowance for Loan Losses

A summary of the activity in the allowance for loan losses follows:

	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$12,109	$12,086	$11,346
Provision for loan losses	7,396	4,500	2,300
Charge-offs, net of recoveries	(5,644)	(4,477)	(1,560)

Balance, end of year	$13,861	$12,109	$12,086

8.    Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2002	2001
	(Dollars in thousands)
Land	$11,754	$9,200
Buildings and improvements	25,890	23,197
Furniture and equipment	19,047	17,425
Construction in progress	1,552	3,696

	58,243	53,518
Accumulated depreciation	(12,437)	(8,255)

Premises and equipment, net	$45,806	$45,263

9.    Deposits

Deposits consisted of the following at December 31:

	2002	2001
	(Dollars in thousands)
Demand and NOW accounts, including noninterest-bearing deposits of $114,614 and $115,484 at December 31, 2002 and 2001, respectively	$396,848	$431,170
Money market	89,668	36,721
Statement and passbook savings	115,033	98,450
Certificates of deposit	609,671	648,693

	$1,211,220	$1,215,034

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $173.3 million and $184.5 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2003	$434,110
2004	117,220
2005	34,832
2006	15,806
2007	7,479
Thereafter	224

$609,671

Interest expense on deposits for the years ended December 31 was as follows:

	2002	2001	2000
	(Dollars in thousands)
Demand and NOW accounts	$3,121	$6,849	$7,509
Money market	1,875	991	1,269
Statement and passbook savings	1,511	1,944	2,042
Certificates of deposit	20,479	30,591	30,629

	$26,986	$40,375	$41,449

10.    Federal Home Loan Bank (FHLB) Borrowings

At December 31, 2002 and 2001, the Company had long-term FHLB borrowings of $223.0 million with interest rates ranging from 4.65% to 6.49% and maturity dates ranging from December 2, 2003 to May 17, 2010. Of this total, $65.0 million maturing in 2003 and $68.0 million maturing in 2010 with interest rates ranging from 4.65% to 6.49% are callable on a quarterly basis and may be refinanced on a long-term basis. Another FHLB advance of $30.0 million maturing in 2008 with an interest rate of 5.35% became callable during 2002. Two other FHLB advances of $30.0 million each maturing in 2008 with interest rates of 5.47% and 5.59% are callable in 2003 and 2004 and may be refinanced on a long-term basis.

The Bank had short-term FHLB borrowings of $12.0 million and $7.0 million at December 31, 2002 and 2001, respectively. The weighted average interest rate on short-term borrowings was 1.42% at December 31, 2002 and 1.98% at December 31, 2001.

As a member of the FHLB, the Bank is required to maintain an investment in capital stock of the FHLB of Dallas in an amount equal to the greater of 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Dallas. No ready market exists for such stock and it has no quoted market value. Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgage loans.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank had long-term borrowings from the FHLB with maturities as follows at December 31, 2002:

FHLB Long-Term Borrowings
(Dollars in Thousands)
Maturing in the year ending December 31:
2003	$65,000
2004	—
2005	—
2006	—
Thereafter	158,000

$223,000

11.    Other Borrowings

At December 31, 2002, other borrowings included a $500,000 advance under a $20.0 million line of credit (the “LOC”) and $51.0 million of the $60.0 million senior notes. At December 31, 2001, other borrowings included a $500,000 advance under the LOC and $51.5 million of senior notes. These are obligations of the parent, Superior Financial Corp. At December 31, 2002 and 2001, other borrowed funds for the Bank consisted of $4.0 million and $15.0 million, respectively, in Treasury, Tax and Loan deposits received through the Direct Investment Program with the Federal Reserve Bank of St. Louis and $50.0 million and $50.1 million, respectively, in repurchase agreements.

At December 31, 2002 and 2001, $19.5 million was available under the LOC. The LOC, which matures on April 1, 2003, bears interest at LIBOR plus 1.50% (2.94% and 3.69% at December 31, 2002 and 2001, respectively) and requires quarterly interest payments. The LOC is secured by shares of the Bank in such an amount that the book value of pledged stock will be equal to at least two times the outstanding balance of the loan. The LOC contains certain covenants of which the most restrictive includes a minimum total capital, minimum return on assets and maximum nonperforming assets to total loans and other real estate ratio. At December 31, 2002 and 2001, the Company was in compliance with the covenants.

The $51.0 million senior notes bear interest at 8.65% and require semiannual interest payments that began October 1, 1998. The entire principal balance is due April 1, 2003. The Company expects to pay off the senior notes with a combination of internal cash, a bank credit facility, and/or the issuance of trust preferred securities. The Company anticipates the rates to be more favorable than currently exist on the senior notes. The agreement requires the Company to maintain an interest reserve account with cash or permitted investments sufficient to pay interest due on the next two succeeding interest payment dates. At December 31, 2002, the interest reserve account held a certificate of deposit with a carrying value of approximately $2.3 million. At December 31, 2001, the interest reserve account held a mortgage-backed security with a carrying value of approximately $4.8 million. This account is classified in Cash and Cash Equivalents in the consolidated balance sheets. The loan agreement contains certain covenants of which the most restrictive include minimum total capital and minimum liquidity maintenance. Additionally, the agreement restricts certain payments of dividends. At December 31, 2002 and 2001, the Company was in compliance with these covenants. Debt issuance costs of $2.5 million were incurred with the offering, and the remaining unamortized balance of $106,000 and $535,000 is included in prepaid expenses and other assets at December 31, 2002 and 2001, respectively.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, the Bank may receive up to $20 million in Treasury, Tax and Loan deposits. The interest rate on these deposits is the Federal Funds rate less 25 basis points (1.00% and 1.25% at December 31, 2002 and 2001, respectively).

In December 2000, the Bank entered into an agreement with Salomon Smith Barney for $50 million of securities under an agreement to repurchase. The Bank is obligated (i) to repurchase these securities at maturity in 2010 or, at the issuer’s option, after two years or any quarterly interest payment date following, (ii) pay quarterly interest at 5.22%, and (iii) maintain collateral of 110% of the Agreement. The Bank had $50.0 million of these securities outstanding at December 31, 2002 and 2001.

12.    Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On December 18, 2001, Superior Statutory Trust, a Connecticut statutory trust wholly owned by the Company, sold to investors $25 million of trust preferred securities. The proceeds were used to purchase $25.8 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior  Statutory Trust on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Superior Statutory Trust is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust and the subordinated debentures of the Company will mature on December 18, 2031. However, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

The interest rate on the Company’s subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 5.01% and 5.60% at December 31, 2002 and 2001, respectively. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

13.    Regulatory Matters

The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

The Bank is also subject to various regulatory requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total, tangible and core capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are presented below (dollars in thousands):

	Company		Bank		Required for Capital Adequacy Purposes		Required to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Tangible capital to adjusted total assets	$95,546	5.73%	$124,624	7.51%	$24,900	1.50%	N/A	N/A
Core capital to adjusted total assets	95,546	5.73	124,624	7.51	66,399	4.00	$82,999	5.00%
Total capital to risk weighted assets	109,022	10.00	138,100	12.76	86,881	8.00	108,189	10.00
Tier I capital to risk weighted assets	95,546	8.76	124,624	11.52	N/A	N/A	64,913	6.00

As of December 31, 2001
Tangible capital to adjusted total assets	$85,872	5.17%	$120,801	7.33%	$24,725	1.50%	N/A	N/A
Core capital to adjusted total assets	85,872	5.17	120,801	7.33	65,935	4.00	$82,418	5.00%
Total capital to risk weighted assets	97,981	8.99	132,910	12.26	86,715	8.00	108,394	10.00
Tier I capital to risk weighted assets	85,872	7.88	120,801	11.14	N/A	N/A	65,037	6.00

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes

Included in other liabilities are deferred income taxes, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,816	$1,125
Mortgage servicing rights	210	169
Other	118	—

Gross deferred tax assets	2,144	1,294

Deferred tax liabilities:
Prepaid assets	51	83
Goodwill amortization	1,939	473
FHLB dividends	1,197	1,540
Premises and equipment	1,463	257
Unrealized gain on investments available for sale	2,897	849
Other	239	236

Gross deferred tax liabilities	7,786	3,438

Net deferred tax liability	$5,642	$2,144

Significant components of the provision for (benefit from) income taxes for the years ended December 31 are as follows:

	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$5,797	$5,850	$5,230
State	—	—	—

Total current	5,797	5,850	5,230

Deferred:
Federal	1,450	(400)	564
State	—	—	—
Total deferred	1,450	(400)	564

	$7,247	$5,450	$5,794

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31 are as follows:

	2002	2001	2000
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Tax exempt interest income	(3.6)	(4.3)	(2.9)
Other	(0.2)	—	0.8

	31.2%	30.7%	32.9%

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank files a consolidated federal income tax return with the Company. Income tax expense is allocated to the Bank and recorded in the Bank’s consolidated financial statements, generally on the basis of the tax, which would be payable if the Bank had filed a separate return.

15.    Earnings Per Common Share and Dividends

The Company computes earnings per share (EPS) in accordance with SFAS No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented.

	2002	2001	2000
	(In thousands, except per share amounts)
Common shares—weighted average (basic)	8,588	8,963	9,475
Common share equivalents—weighted average	282	194	30

Common shares—weighted average (diluted)	8,870	9,157	9,505

Net income	$15,976	$12,291	$11,815

Basic earnings per common share	$1.86	$1.37	$1.25

Diluted earnings per common share	$1.80	$1.34	$1.24

The Company declared cash dividends of $0.10 per share on March 20, June 28 and September 26, 2002, all of which were paid in 2002. The Company declared a cash dividend of $0.125 per share on December 16, 2002 to stockholders of record as of December 31, 2002 which was paid on January 22, 2003. The Company paid no dividends on in 2000 or 2001, but declared a dividend of $0.10 per share on November 14, 2001 payable in cash or common stock on January 23, 2002.

16.    Commitments and Contingencies

The Bank leases branch locations under operating leases with remaining terms ranging from 2 to 20 years. These leases generally all contain renewal options with varying periods. A schedule of future minimum rental payments under operating leases as of December 31, 2002 follows:

(Dollars in thousands)
2003	$784
2004	694
2005	529
2006	392
2007	262
Thereafter	1,493

$4,154

Rent expense was approximately $1.4 million, $1.3 million and $925,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Goodwill Litigation

On April 1, 1998, the Company became the legal successor to NationsBank’s right and interest in the related proceedings brought under the action Superior Federal Bank, F.S.B. vs. United States (No. 95-769C) (the Goodwill Litigation). Within five (5) business days following the Company’s receipt of payment pursuant to irrevocable settlement or other resolution of the Goodwill Litigation by final judgment subject to no further appeal, and, as further consideration for the sale of the Bank to the Company, the Company shall pay NationsBank 50% of the “net recovery” from the Goodwill Litigation. “Net recovery” shall be the gross aggregate amount the Company receives from such settlement or resolution, net of the total litigation expenses incurred and paid by the Company after the Closing Date. “Total litigation expense” shall include, without limitation, attorneys’ fees, court costs, expenses, fees of experts and consultants, filing fees and all other costs reasonably incurred in prosecution of the Goodwill Litigation. On January 3, 2003, the parties agreed to a stipulation of “Dismissed with Prejudice,” with each party agreeing to bear its own legal costs.

Bauman Litigation

In August 2001, the Company began an investigation of an apparent defalcation. As a result of the investigation, a mid-level manager of the Bank was terminated. The results of the investigation also implicated the Bank’s controller. On November 2, 2001, the controller delivered to a director of the Company a letter in which he alleged that management had intentionally misstated the Company’s financial statements and proposed to file with the Commission materially inaccurate financial information with regard to a technology conversion then in progress and a purchased mortgage portfolio.

Also on November 2, 2001, the terminated mid-level manager filed a suit styled Bauman, et al v. Superior Financial Corporation, et al., Civ. No. 4-CV-00756G8; U.S. District Court, Eastern District of Arkansas, Western Division (the Bauman Suit). The suit, which names the Company, two of its executive officers and the Company’s independent auditors as defendants, alleges that, for the past two years, the Company had overstated income in press releases and financial reports, and thus improperly inflated its stock price. The complaint seeks undetermined damages for shareholders who purchased stock in that period.

On November 5, 2001, the Board of Directors created a Special Committee to investigate the allegations contained in the controller’s letter. The Special Committee was comprised of two outside directors who were not also members of the Audit Committee and was authorized to conduct a thorough investigation with the assistance of independent outside counsel. The Special Committee promptly conducted its investigation, which included, among other things, extensive interviews with management, the Company’s independent auditors and the controller. On November 14, 2001, the Special Committee reported to the full Board and the independent auditors its conclusion that the controller’s allegations were not supported by the facts established during the investigation.

As a result of the continued investigation into the apparent defalcation, the Bank terminated the controller on December 3, 2001. Thereafter, on December 20, 2001, the Bank filed suit in the action styled, Superior Bank v. Bauman, et aet., Case No. CV-2001-1089 in the Circuit Court for Sebastian County, Arkansas. Fort Smith Division (the Superior Bank Suit). The complaint alleges that the mid-level manager had embezzled from the Bank and that the controller had, among other things, breached his fiduciary duties by permitting the embezzlement to occur. On December 28, 2001, the defendants filed answers and counterclaims against the Bank alleging defamation and seeking damages in unstated amounts.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 4, 2002, the same attorney who filed the Bauman Suit filed in the same court a case styled Kashima v. Superior Financial Corp., et al, Cir. No. 4-02-CV-OO7SWW (the Kashima Suit). The complaint sets forth essentially the same allegations and seeks the same relief against the same defendants as those set forth and sought in the Bauman Suit. On February 4, the plaintiffs’ attorney filed a suit styled Cottrell v. Gardner, et at., Case No. CV-2002-121(I) in the Circuit Court for Sebastian County, Arkansas, Fort Smith Division. The case purports to be a shareholders’ derivative action and seeks recovery on behalf of the Company against the members of the Board of Directors for damages arising from alleged falsification of the Company’s financial statements. The allegations essentially repeat those advanced in the Bauman Suit and the Kashima Suit.

In February 2002, the Special Committee obtained access to additional information and renewed its investigation. On February 13, 2002, the Special Committee delivered to the full Board of Directors a supplemental report in which the Special Committee concluded that its original conclusions remained unchanged and that it found no evidence of any illegal activity, conspiracy or bad faith on the part of management of the Company with respect to the matters subject to the investigation.

On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. On August 9, 2002, the Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide the parties time to discuss a possible settlement of the Consolidated Action. A mediation was held on January 29, 2003 and another mediation is scheduled for March, 2003. It is not currently known whether efforts to settle the Consolidated Action will be successful.

The Bank intends to pursue its claims vigorously, and the Company intends to defend the claims against it with equal vigor. At this early stage of litigation, the Bank and the Company are unable to predict the outcome of the litigation and its effect, if any, on the financial condition of the Company or Bank.

The Company’s Certificate of Incorporation and Bylaws contain provisions for the indemnification of officers and directors under certain circumstances. Claims arising under the litigation described above may entitle officers and directors to indemnification under those provisions.

Mackey Litigation

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

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

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

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank has appealed the remainder of the verdict. On appeal, the Bank raised the issues presented in its post-trial motion, as well as numerous additional errors the Bank contends the trial court committed.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of December 31, 2002, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

17.    Supplemental Disclosure of Cash Flow Information and Noncash Activity

Cash Flow Information

	2002	2001	2000
	(Dollars in thousands)
Cash paid for the years ending December 31:
Interest	$48,466	$62,981	$69,170
Taxes	5,186	5,550	5,145
Costs paid from the proceeds of the issuance Trust Preferred securities:	—	738	—

Noncash activities:
Additions to other real estate from settlement of loans	2,564	2,989	1,287
Dividends declared	3,630	857	—

Acquisition and purchase accounting adjustments:
Goodwill, net	—	83	250
Premises and equipment, net	—	—	98

18.    Employee Benefit Plan

In April 1998, the Company established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the Code) (the 401(k) Plan). The 401(k) Plan permits the employees of the Company to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Matching contributions may be made in amounts and at times determined by the Company. Certain other statutory limitations with respect to the Company’s contribution under the 401(k) Plan also apply. Amounts contributed by the Company for a participant will vest over four years and will be held in trust until distributed pursuant to the terms of the 401(k) Plan.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum age and period of credited service. All contributions to the 401(k) Plan will be invested in accordance with participant elections among certain investment options. Distributions from participant accounts will not be permitted before age 59½, except in the event of death, permanent disability, certain financial hardships or termination of employment. The Company made matching contributions of approximately $440,000, $366,000 and $333,000 to the 401(k) Plan in 2002, 2001 and 2000, respectively.

19.    Stock Option Plan

On June 17, 1998, the Company adopted the 1998 Long-Term Incentive Plan (the LTIP). The LTIP is an omnibus plan administered by the Company’s Compensation Committee to provide equity-based incentive compensation for the Company’s key employees. It provides for issuance of incentive stock options, qualified under Section 422 of the Code, as amended and non-qualified stock options. The LTIP also provides for issuance of stock appreciation rights, whether in tandem with options or separately, and awards of restricted shares subject to time-based restrictions and/or performance goals.

The LTIP imposes a limit on the total number of shares that may be issued during the ten-year term of the LTIP equal to 10% of the number of shares outstanding as of December 31, 1998 (1,008,000 total shares limit). It imposes a limit on the number of awards that may be granted to all employees in any one calendar year equal to 1% of the number of shares outstanding on December 31, 1998 (100,800 annual shares limit). Any unused portion of the annual shares limit is carried forward and available for awards in future years. Finally, the LTIP limits the number of restricted stock awards that may be granted each year, which are time-based restricted only (i.e., without regard to any performance goals), to a number of shares equal to 0.33% (1/3 of 1%) of the number of shares outstanding on December 31, 1998 (33,932 annual restricted shares limit). For the years ended December 31, 2002, 2001 and 2000, the Company granted 96,300, 120,870, and 113,500 options, respectively, under the LTIP.

A total of 487,500 options were granted to the Chairman and Chief Executive Officer of the Company, and 243,750 options were granted to the President of the Company pursuant to their Founder’s Agreements and Employment Agreements (collectively referred to as the “Agreements”), respectively. Those options were issued before the adoption of the LTIP by the Company’s Board and, therefore, are non-qualified stock options. They have not been issued pursuant to the LTIP. Under the Agreements, 292,500 options vested upon the successful completion of the acquisition of the Bank and consummation of public offering of equity securities. The remaining options granted under the Agreements vested upon achieving certain performance targets.

The following summarizes the stock option activity:

	2002		2001		2000
	Options	Weighted Average- Exercise Price	Options	Weighted Average- Exercise Price	Options	Weighted Average- Exercise Price
Outstanding—beginning of year	1,071,444	$10.40	975,944	$10.07	862,444	$10.08
Granted	96,300	18.29	120,870	13.05	113,500	10.00
Exercised	(13,635)	11.39	(2,000)	10.09	—	—
Terminated	(31,301)	13.01	(23,370)	10.31	—	—

Outstanding—end of year	1,122,808	$10.99	1,071,444	$10.40	975,944	$10.07

Exercisable at end of year	838,118	$10.17	849,649	$10.17	738,752	$10.01

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2002 ranged from $10.00 to $19.00. The weighted-average remaining contractual life of the outstanding options is 6.0 years. All stock options issued by the Company have an original contractual life of 10 years. The table below provides more detail about the number of outstanding options included in certain ranges of exercise prices for options outstanding as of December 31, 2002:

Range of Exercise Prices	2002	2001	2000
$10.00 to $12.00 per share	927,037	950,574	975,944
$12.01 to $15.00 per share	104,238	120,870	—
$15.01 to $19.00 per share	91,533	—	—

	1,122,808	1,071,444	975,944

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted and the respective weighted-average assumptions are as follows:

	2002	2001	2000
Weighted-average fair value of options granted	$6.20	$4.37	$5.53
Risk-free interest rate	4.99%	5.33%	6.13%
Dividend yield	2.48%	2.55%	0.00
Expected stock volatility	0.35	0.29	0.30
Weighted average expected life	7.5 years	10 years	10 years

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by APB 25. SFAS No. 123, as amended by SFAS No. 148, requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the years ended December 31, 2002, 2001 and 2000, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123 is provided in the following table.

	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income, as reported	$15,976	$12,291	$11,815
Stock-based compensation expense, net of tax effect of $287, $251 and $214, respectively	499	440	368

Net income, as adjusted	$15,477	$11,851	$11,447

Basic earnings per common share, as reported	$1.86	$1.37	$1.25

Basic earnings per common share, as adjusted	$1.80	$1.32	$1.21

Diluted earnings per common share, as reported	$1.80	$1.34	$1.24

Diluted earnings per common share, as adjusted	$1.75	$1.29	$1.20

Such pro forma effects are not necessarily indicative of the effect on future years.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Parent Company Financial Information

Presented below are the condensed balance sheets, and statements of income and cash flows for the parent company, Superior Financial Corp., as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001, and 2000, respectively.

Balance Sheets

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$16,983	$5,309
Investment in subsidiary	187,774	180,117
Investments	5,025	9,895
Other	2,873	3,690

Total assets	$212,655	$199,011

Liabilities and Stockholders’ Equity
Notes payable	$77,225	$77,774
Accrued interest and other liabilities	2,528	1,827

Total liabilities	79,753	79,601
Stockholders’ equity	132,902	119,410

Total liabilities and stockholders’ equity	$212,655	$199,011

Statements of Income

(Dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Income
Dividends from subsidiary	$17,000	$14,500	$14,000

Expenses
Interest, net	6,084	5,997	6,393
Other	1,911	947	788

Total expenses	7,995	6,944	7,181

Income before income tax benefit and equity in undistributed earnings of subsidiary	9,005	7,556	6,819
Income tax benefit	3,266	2,683	2,611
Equity in undistributed earnings of subsidiary	3,705	2,052	2,385

Net income	$15,976	$12,291	$11,815

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Parent Company Financial Information (continued)

Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31
	2002	2001	2000
Operating Activities
Net income	$15,976	$12,291	$11,815
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(3,705)	(2,052)	(2,385)
Depreciation and amortization	644	826	726
Gain on sale of investments	14	—	—
Loss on retired senior notes	13	—	—
Decrease (increase) in other assets	235	(887)	183
Increase (decrease) in accrued interest and other liabilities	(775)	(712)	1,033

Net cash provided by operating activities	12,402	9,466	11,372
Investing Activities
Purchase of investments	—	(10,316)	—
Proceeds from sale of investments	4,856	5,650	—
Purchases of premises and equipment	(62)	—	—

Net cash provided by (used in) investing activities	4,794	(4,666)	—
Financing Activities
Payment of dividends	(2,908)	—	—
Principal payments on notes payable	—	(11,000)	(1,500)
Retirement of Senior Notes	(562)	(8,500)	—
Proceeds from trust preferred securities	—	25,000	—
Proceeds from common stock issued	155	—	9
Purchase of treasury stock	(2,207)	(7,195)	(9,963)

Net cash used in financing activities	(5,522)	(1,695)	(11,454)
Net increase (decrease) in cash and cash equivalents	11,674	3,105	(82)
Cash and cash equivalents at beginning of year	5,309	2,204	2,286

Cash and cash equivalents at end of year	$16,983	$5,309	$2,204

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item as to the Company directors will be contained in the Company’s proxy statement under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Year Became Executive Officer	Position and Office Held with the Company and Superior Bank	Present and Principal Occupation for the Last Five Years
C. Stanley Bailey 54,1998	Chairman of the Board, Chief Executive Officer of both Superior and Superior Bank

Chief Executive Officer and Chairman of the Board of the Company and the Bank, Little Rock,Arkansas, 1998-present; Chief Financial Officer and Executive Vice President of Hancock Holding Company and Hancock Bank, Gulfport, Mississippi, 1995-1998; Vice Chairman of the Board of Directors, AmSouth Bancorporation and AmSouth Bank, Birmingham, Alabama 1971-1994.

C. Marvin Scott 53,1998	President, Chief Operating Officer and Director, of both Superior and Superior Bank

President, Chief Operating Officer and Director of the Company and the Bank, Fort Smith, Arkansas, 1998-present; Chief Retail Officer and Senior Vice President, Hancock Holding Company and Hancock Bank, Gulfport Mississippi, 1996-1998; Executive Vice President—Consumer Banking, AmSouth Bank Birmingham, Alabama 1988-1996.

Rick D. Gardner 43,1998	Chief Administrative Officer, Treasurer and Director of both Superior and Superior Bank

Chief Administrative Officer of the Company and the Bank; Little Rock, Arkansas 2003-present; Treasurer of the Company and the Bank, Little Rock, Arkansas 1998-present, Chief Financial Officer of the Company and the Bank 1998-2003; Director of the Company and the Bank 2000-present; Chief Executive Officer, First Commercial Mortgage Company Little Rock, Arkansas 1997-1998; Chief Financial Officer, First Commercial Mortgage Company, Little Rock, Arkansas, 1996-1997; Chief Financial Officer, Metmor Financial Inc., Kansas City, Missouri, 1990-1995.

Robert A. Kuehl 55,2003	Chief Financial Officer of both Superior and Superior Bank

Chief Financial Officer of the Company and the Bank, Little Rock, Arkansas 2003-present; Executive Vice President and Chief Financial Officer, Main Street Bancorp, Reading, Pennsylvania 2000-2002; Senior Vice President and Controller, WSFS Financial Corp., Wilmington, Delaware 1998-2000; Senior Vice President and Controller, ML Bancorp, Villanova, Pennsylvania 1997-1998; Senior Vice President and Chief Financial Officer, Global Processing Alliance (a joint venture between Bankers Trust and First Fidelity Bank), Totowa, New Jersey 1995-1997.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s proxy statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Company’s proxy statement under the caption “Voting Securities and Principal Stockholders” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be contained in the Company’s proxy statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” and is incorporated herein by reference.

Item 14.    Controls and Procedures

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

In February 2003, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect those controls subsequent to the February 2003 evaluation. Reference is made to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Financial Statements

Superior Financial Corp.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

3.    Exhibits

Exhibits		Description
3	—	Articles of Incorporation and Bylaws:

3.1	—

Restated and Amended Certificate of Incorporation of Superior Financial Corp. (“Superior”), filed as Exhibit 3.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.2	—	Bylaws of Superior, filed as Exhibit 3.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4	—	Instruments defining the rights of security holders:

4.1	—

Form of Equity Subscription Agreement among Superior, Keefe, Bruyette & Woods, Inc. (“KBW”) and various investors named therein, dated April 1, 1998, filed as Exhibit 4.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.2	—

Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998, filed as Exhibit 4.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.3	—	Form of Common Stock Certificate of Superior, filed as Exhibit 4.3 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.4	—

Article 4 of Superior’s Amended and Restated Certificate of Incorporation (included in Exhibit 3.1), filed as part of Exhibit 3.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.5	—

All instruments defining the rights of holders of long-term debt o f Superior and its subsidiaries. Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.

10	—	Material Contracts:

Exhibits		Description

10.1	—

Custody and Security Agreement between Superior and Bank of New York (“BONY”), as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.2	—

Securities Account Control Agreement between Superior, Trustee and BONY, dated April 1, 1998, filed as Exhibit 10.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.3	—

Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997, filed as Exhibit 10.3 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.4	—

Founders Agreement between Superior and KBW, dated December 2, 1997, filed as Exhibit 10.4 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.5	—

Founders Agreement between Superior and Financial Stocks, Inc., dated December 2, 1997, filed as Exhibit 10.5 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.6	—

Agreement between C. Marvin Scott and Superior, dated January 1, 1998, filed as Exhibit 10.6 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.7	—	1998 Long Term Incentive Plan, filed as Exhibit 10.7 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.8	—

Stock Purchase Agreement by and among Superior, NB Holdings Corporation and Superior Federal Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B. by Superior, dated as of December 3, 1997, filed as Exhibit 10.8 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.9	—

Agreement between Rick D. Gardner and Superior dated September 21, 1998, filed as Exhibit 10.9 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

11	—	Statement Regarding Computation of Earnings Per Share is included in the Annual Report on Form 10-K at footnote 15 to the financial statements on Item 8.

12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21	—	List of subsidiaries of the Registrant.

23	—	Consents of Experts and Counsel.

23.1	—	Consent of Ernst & Young LLP.

24	—	Power of Attorney.

(b)    Reports on Form 8-K.    The Company filed three current reports on Form 8-K during the fourth quarter of 2002.

Current report on Form 8-K, dated as of October 23, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of November 4, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of December 17, 2002, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Little Rock, Arkansas on the 11th day of March, 2003.

SUPERIOR FINANCIAL CORP.

By:	/s/ C. STANLEY BAILEY
C. Stanley Bailey Its Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. STANLEY BAILEY C. Stanley Bailey	Chairman of the Board of Directors and Chief Executive Officer	**

/s/ C. MARVIN SCOTT C. Marvin Scott	President, Chief Operating Officer and Director	**

/s/ RICK D. GARDNER Rick D. Gardner	Chief Administrative Officer and Director	**

/s/ ROBERT A. KUEHL Robert A. Kuehl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	**

* Terry A. Elliott	Director

* Brian A. Gahr	Director

* H. Baker Kurrus	Director	**

* Howard B. McMahon	Director	**

* John M. Stein	Director	**

* John E. Steuri	Director	**

* David E. Stubblefield	Director	**

*	The undersigned, acting pursuant to a power of attorney, has signed this Annual Report on Form 10-K for and on behalf of the persons indicated above as such persons’ true and lawful attorney-in-fact and in their names, places and stead, in the capacities indicated above and on the date indicated below.

*By:	/s/ C. STANLEY BAILEY
C. Stanley Bailey Attorney-in-Fact

**Dated: March 11, 2003

I, C. Stanley Bailey, certify that:

1.	I have reviewed this annual report on Form 10-K of Superior Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ C. STANLEY BAILEY
C. Stanley Bailey Chairman of the Board and Chief Executive Officer

March 5, 2003

CERTIFICATIONS

I, Robert A. Kuehl, certify that:

1.	I have reviewed this annual report on Form 10-K of Superior Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT A. KUEHL
Robert A. Kuehl Chief Financial Officer

March 5, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

to

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-25239

SUPERIOR FINANCIAL CORP.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

Exhibits		Description

3	—	Articles of Incorporation and Bylaws:

3.1	—

Restated and Amended Certificate of Incorporation of Superior Financial Corp. (“Superior”), filed as Exhibit 3.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.2	—	Bylaws of Superior, filed as Exhibit 3.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4	—	Instruments defining the rights of security holders:

4.1	—

Form of Equity Subscription Agreement among Superior, Keefe, Bruyette & Woods, Inc. (“KBW”) and various investors named therein, dated April 1, 1998, filed as Exhibit 4.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.2	—

Form of Registration Rights Agreement between Superior, KBW and various investors named therein, dated April 1, 1998, filed as Exhibit 4.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.3	—	Form of Common Stock Certificate of Superior, filed as Exhibit 4.3 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.4	—

Article 4 of Superior’s Amended and Restated Certificate of Incorporation (included in Exhibit 3.1), filed as part of Exhibit 3.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

4.5	—

All instruments defining the rights of holders of long-term debt of Superior and its subsidiaries. Not filed pursuant to clause 4 (iii) of Item 601(b) of Regulation S-K; to be furnished upon request of the Commission.

10	—	Material Contracts:

10.1	—

Custody and Security Agreement between Superior and Bank of New York (“BONY”), as Trustee, dated April 1, 1998, filed as Exhibit 10.1 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.2	—

Securities Account Control Agreement between Superior, Trustee and BONY, dated April 1, 1998, filed as Exhibit 10.2 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.3	—

Founders Agreement between Superior and C. Stanley Bailey, dated December 2, 1997, filed as Exhibit 10.3 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.4	—

Founders Agreement between Superior and KBW, dated December 2, 1997, filed as Exhibit 10.4 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.5	—

Founders Agreement between Superior and Financial Stocks, Inc., dated December 2, 1997, filed as Exhibit 10.5 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

Exhibits		Description

10.6	—

Agreement between C. Marvin Scott and Superior, dated January 1, 1998, filed as Exhibit 10.6 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.7	—	1998 Long Term Incentive Plan, filed as Exhibit 10.7 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.8	—

Stock Purchase Agreement by and among Superior, NB Holdings Corporation and Superior Federal Bank, F.S.B. providing for the acquisition of the stock of Superior Federal Bank, F.S.B. by Superior, dated as of December 3, 1997, filed as Exhibit 10.8 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

10.9	—

Agreement between Rick D. Gardner and Superior dated September 21, 1998, filed as Exhibit 10.9 to Superior’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

11	—	Statement Regarding Computation of Earnings Per Share is included in the Annual Report on Form 10-K at footnote 15 to the financial statements on Item 8.

12	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21	—	List of subsidiaries of the Registrant.

23	—	Consents of Experts and Counsel.

23.1	—	Consent of Ernst & Young LLP.

24	—	Power of Attorney.

99.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.