Form 10-Q
period 2003-03-31
SUPERIOR FINANCIAL CORP /AR/
filed 2003-05-05
CIK 1060770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 25, 2003
Common Stock, $0.01 Par Value	8,281,109

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands,

except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$114,594	$84,426
Loans available for sale	9,332	12,970
Loans	1,046,571	1,086,310
Less allowance for loan losses	13,628	13,861

Loans, net	1,032,943	1,072,449
Investments available for sale, net	419,317	413,857
Accrued interest receivable	12,179	12,575
Federal Home Loan Bank stock	17,954	17,844
Premises and equipment, net	46,460	45,806
Mortgage servicing rights, net	8,627	6,565
Goodwill, net	56,260	56,260
Real estate acquired in settlement of loans, net	634	845
Prepaid expense and other assets	28,869	9,794

Total assets	$1,747,169	$1,733,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,249,956	$1,211,220
Federal Home Loan Bank borrowings	223,000	235,000
Other borrowed funds	50,848	53,961
Note payable	20,000	500
Senior notes	—	50,951
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	40,000	25,000
Custodial escrow balances	11,678	7,363
Other liabilities	18,688	16,494

Total liabilities	1,614,170	1,600,489
Stockholders’ equity:
Preferred stock—$0.01 par value; 1 million shares authorized at March 31, 2003 and December 31, 2002, none issued and outstanding	—	—
Common stock—$0.01 par value; 20 million shares authorized, 10,081,892 issued and outstanding at March 31, 2003 and December 31, 2002	101	101
Capital in excess of par value	94,764	94,764
Retained earnings	56,449	53,636
Accumulated other comprehensive income	5,348	5,498

	156,662	153,999
Treasury stock at cost—1,802,683 and 1,661,448 shares at March 31, 2003 and December 31, 2002, respectively	(23,663)	(21,097)

Total stockholders’ equity	132,999	132,902

Total liabilities and stockholders’ equity	$1,747,169	$1,733,391

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands,

except per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002
Interest Income:
Loans	$18,962	$20,943
Investments	5,217	5,560
Interest-bearing deposits	183	288
Other	110	128

Total interest income	24,472	26,919

Interest Expense:
Deposits	5,660	7,547
Federal Home Loan Bank borrowings	3,109	3,103
Other borrowings	2,242	2,306

Total interest expense	11,011	12,956

Net interest income	13,461	13,963
Provision for loan losses	1,050	1,250

Net interest income after provision for loan losses	12,411	12,713

Noninterest Income:
Service charges on deposit accounts	6,382	6,576
Mortgage operations, net	1,090	674
Income from real estate operations, net	102	100
Gains on sale of investments	771	211
Other	1,309	639

Total noninterest income	9,654	8,200

Noninterest Expense:
Salaries and employee benefits	8,020	7,501
Occupancy expense	1,159	1,174
Data and item processing	1,983	1,909
Advertising and promotion	338	345
Postage and supplies	856	794
Equipment expense	997	840
Other	3,125	2,744

Total noninterest expense	16,478	15,307

Income before income tax expense	5,587	5,606
Income tax expense	1,740	1,816

Net Income	$3,847	$3,790

Basic earnings per share	$0.46	$0.44

Diluted earnings per share	$0.44	$0.43

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating Activities
Net income	$3,847	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,250
Depreciation	1,253	1,135
Amortization of mortgage servicing rights	447	287
Amortization of premiums on investments	432	270
Amortization of other intangibles	18	—
Loss on sale of real estate	20	8
Gain on sale of investments, net	(771)	(211)
Mortgage loans originated for sale	(22,566)	(15,808)
Proceeds from sale of mortgage loans held for sale	31,018	18,944
Decrease in accrued interest receivable	396	288
(Increase) decrease in prepaid expenses and other assets	(4,091)	3,598
Increase (decrease) in custodial escrow balances	4,315	(1,506)
(Decrease) increase in other liabilities	(1,637)	7,354

Net cash provided by operating activities	13,731	19,399

Investing Activities
Decrease in loans, net	33,322	14,832
Purchases of investments	(66,905)	(45,464)
Proceeds from sale of investments	26,484	10,842
Purchase of FHLB stock	(110)	(128)
Purchase of Bank Owned Life Insurance	(15,060)	—
Proceeds from real estate acquired in settlement of loans	569	445
Principal payments on investments	35,135	28,226
Purchases of premises and equipment	(1,907)	(2,797)
Additions to mortgage servicing rights	(2,509)	(353)

Net cash provided by investing activities	9,019	5,603

Financing Activities
Net increase in deposits	41,222	35,310
Net FHLB repayments	(12,000)	(7,000)
Repayments of other borrowed funds	(3,113)	(3,339)
Payment of dividends	(1,060)	(478)
Proceeds from note payable	19,500	—
Retirement of Senior notes	(50,951)	—
Proceeds from issuance of guaranteed preferred beneficial interest in the Company's subordinated debentures	15,000	—
Proceeds from issuance of treasury stock	—	499
Purchases of treasury stock	(1,180)	—

Net cash provided by financing activities	7,418	24,992

Net increase in cash and cash equivalents	30,168	49,994
Cash and cash equivalents at beginning of period	84,426	97,561

Cash and cash equivalents at end of period	$114,594	$147,555

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Comprehensive Income

Total comprehensive income was $3.7 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002. Unrealized gains and losses on investments available for sale are the only items included in other comprehensive income.

2.    Stock-based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by APB 25. SFAS No. 123, as amended by SFAS No. 148, requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the quarters ended March 31, 2003 and 2002, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123 is provided in the following table.

	2003	2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$3,847	$3,790
Stock-based compensation expense, net of tax effect of $65 and $59, respectively	144	122

Net income, as adjusted	$3,703	$3,668

Basic earnings per common share, as reported	$0.46	$0.44
Basic earnings per common share, as adjusted	$0.44	$0.43
Diluted earnings per common share, as reported	$0.44	$0.43
Diluted earnings per common share, as adjusted	$0.43	$0.42

3.    Per Share Data

The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS includes the dilutive effect of stock options. In computing dilution for stock options, the average share price is used for the period presented. The Company had approximately 180,900 outstanding options to purchase shares that were not included in the dilutive EPS calculation because they would have been antidilutive.

Basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)

Common shares - weighted average (basic)	8,413	8,593
Common share equivalents - weighted average	299	228

Common shares - weighted average (diluted)	8,712	8,821

Net Income	$3,847	$3,790

Basic earnings per common share	$0.46	$0.44

Diluted earnings per common share	$0.44	$0.43

Dividend declared per common share	$0.125	$0.10

4.    Contingencies

In its annual report on Form 10-K for 2002, the Company disclosed the nature and status of several lawsuits relating to consolidated federal class action security suits, a similar derivative suit pending in state court and other related litigation involving certain of the Company’s former employees. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated Suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide parties time to discuss a possible settlement of the Consolidated Suit. A mediation was held on January 29, 2003 and another mediation took place in late March. On April 24, 2003, the Company reached an agreement in principle to settle the Bauman litigation (the consolidated federal class action securities suits, a similar derivative suit pending in state court and other related litigation involving the Company’s former employees).

The settlement agreements are subject to final court approval and call for the Company and its insurance carrier to pay sums well within the Company’s policy limits and materially less than the Company’s estimate of the costs of litigation. The Company’s contribution to the settlement is approximately $475,000 pretax, or $0.04 diluted earnings per share, which amount has been expensed in the first quarter of 2003.

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

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of March 31, 2003, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, except as otherwise disclosed herein, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

5.    Senior Notes and Trust Preferred Securities

Effective March 31, 2003, the Company retired its 8.65% Senior notes with an aggregate principal balance of $51.0 million. These notes were issued on April 1, 1998, in connection with the acquisition of the Bank by the Company. The Company retired the Senior notes with a combination of cash, a bank credit facility amounting to $20.0 million and the issuance of $15.0 million in trust preferred securities. The average cost of the combined new debt structure is approximately 5.0% at current interest rates.

6.    Subsequent Event

The Company announced on May 1, 2003, the authorization to repurchase up to 405,000 shares of common stock on the open market. The repurchased shares will be used in connection with the Company’s stock option plan and for other general and corporate purposes. This was the fifth stock repurchase program authorized by the Board. Under the previous four programs, the Company repurchased a total of 1,844,401 shares of common stock or approximately 18% of the outstanding shares.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Superior Financial Corp.

General

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank in a purchase transaction through a private placement of the Company’s common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated balance sheets as of March 31, 2003 and December 31, 2002 and statements of income for the three months ended March 31, 2003 and March 31, 2002. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

Critical Accounting Policies

The significant accounting policies of the Company and its subsidiaries are provided in Note 1 of the consolidated financial statements included in the Annual Report of Form 10-K for the year ended December 31, 2002. These policies in conjunction with the disclosures presented in the other notes, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. The accounting policies of the Company involving significant estimates or assumptions by management, which have or could potentially have, a material impact on the carrying value of certain assets and liabilities, and also an impact on comprehensive income, are considered critical accounting policies. The Company recognizes that the accounting treatment for loan losses, goodwill impairment, amortization/accretion of premiums/discounts on investments, and accounting for income taxes are considered critical accounting policies.

Accounting for the allowance for loan losses.    Management frequently evaluates the adequacy of the allowance for loan losses and takes into consideration the following factors: the Bank’s past loan loss experience, inherent risks in the loan portfolio, specific problem loans, the ability of the borrower to repay the loan, the estimated value of the collateral securing the loan, and the current local and regional economic and business conditions. Management believes that the current estimates and assumptions have resulted in an allowance that is presented in accordance with accounting principles generally accepted in the United States and reasonably reflects the inherent risk level of the loan portfolio. However, given changes in the economy, increased nonperforming loans, changes to borrowers’ financial condition, and other factors that could impact credit quality, there can be no assurances that further increases to the allowance for loan losses might not be required.

Accounting for goodwill impairment. The Company recently adopted SFAS 142, which no longer allows the amortization of goodwill, but requires that goodwill be tested annually for impairment and any resulting impairment be charged to net income in the year of the impairment test. The test used to determine the existence of impairment requires estimates in the resulting calculation of impairment. Since the Company currently has approximately $56.3 million of goodwill on the consolidated balance sheet, any resulting impairment based upon estimates used by management could have a significant impact on the Company’s financial results.

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

Accounting for income taxes.    The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

Results of Operations

The Company’s primary asset is its investment in 100% of the common stock of the Bank and the Company’s operations are funded primarily from the operations of the Bank.

For the three months ended March 31, 2003 and 2002

The Company recorded net income of $3.8 million, resulting in diluted earnings per share of $0.44 for the quarter ended March 31, 2003. The quarterly financial results represented increases of $57,000 in net income and $0.01 diluted earnings per share above the comparable quarter of 2002. The increase was attributed to higher levels of noninterest income, which was mostly offset by increased expense levels, including a nonrecurring legal settlement expense, and slightly lower net interest income. These changes are discussed in greater detail under the headings “Net Interest Income”, “Noninterest Income” and “Noninterest Expense”. Return on average assets amounted to 0.89% and return on average equity amounted to 11.63% for the Company for the quarter ended March 31, 2003 compared to 0.90% and 12.71%, respectively, for the comparable quarter of 2002. The Bank results for the first quarter of 2003 for return on average assets were 1.22% and return on average equity were 11.35% compared to 1.19% and 11.43%, respectively, for the comparable quarter of 2002.

Included in the first quarter results was the cost of the Company’s recently announced litigation settlement related to the consolidated federal class action securities suits, a similar derivative suit pending in state court and other related litigation involving certain of the Company’s former employees. The Company’s contribution to the settlement was approximately $475,000 pretax, or $0.04 per diluted earnings per share.

Total assets were $1.75 billion at March 31, 2003, reflecting an increase of $13.8 million from the level at December 31, 2002. Cash and cash equivalents of $114.6 million at March 31, 2003 increased by $30.2 million, or 35.7%, from the level of $84.4 million at December 31, 2002. The growth of interest-bearing deposits coupled with a decline in loans receivable during the quarter resulted in the increased level of cash and cash equivalents. Loans receivable of $1.05 billion at March 31, 2003 declined by $39.7 million, or 3.7%, from the level at December 31, 2002 due to the continued high level of residential mortgage refinancing caused by the current low interest rate environment. Additionally, indirect auto loan originations contributed to the decline as zero percent financing offered by the automotive industry finance competitors hindered the Bank’s ability to offset maturing auto loans. Mortgage servicing rights of $8.6 million for the period ended March 31, 2003 grew $2.1 million, or 31.4%, from the December 31, 2002 level due primarily to the purchase of mortgage servicing rights of loans serviced for others. In addition, the Company invested $15.0 million in Bank Owned Life Insurance (BOLI) during the first quarter of 2003 to offset the rising cost of employee benefits.

Total deposits amounted to $1.25 billion at March 31, 2003, which reflects an increase of $38.7 million, or 3.2% above the December 31, 2002 level. Increased customer account balances and the stock market uncertainty enabled the deposit levels to rise during the first quarter. Notes payable amounted to $20.0 million for the quarter ended March 31, 2003 as a new bank credit facility was established to enable the Company to pay off the Senior notes due on April 1, 2003. Senior notes declined by $51.0 million at March 31, 2003 as a result of the retirement of the debt on March 31, 2003, which was replaced, as previously mentioned, by a $20.0 million bank credit facility and also a new trust preferred issue of $15.0 million (the Senior notes and trust preferred are discussed in detail below). Custodial escrow balances of $11.7 million at March 31, 2003 were $4.3 million, or 58.6% higher than the balance at December 31, 2002, reflecting a higher level of serviced mortgage loans and the timing of tax and insurance payments.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets, including investments and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits, Federal Home Loan Bank (“FHLB”) borrowings and other borrowings. Net interest income is the principal source of earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and interest-bearing liabilities, combine to affect net interest income. Factors that determine the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields and rates paid, fee income from portfolio loans, the level of nonperforming loans and other non-earning assets, and the amount of noninterest-bearing liabilities supporting earning assets.

Net interest income for the quarter ended March 31, 2003 amounted to $13.5 million, which represented a decline of $502,000, or 3.6%, from the quarter ended March 31, 2002. The primary reason for the decline was a reduction in the net interest margin year over year, which was partially offset by a higher level of interest-earnings assets in the first quarter of 2003 relative to the prior years’ comparable quarter.

The table below provides the key components of the Company’s net interest income and compares the results for the quarters ended March 31, 2003 and 2002.

	March 31, 2003	March 31, 2002
	(Dollars in thousands)
Average interest-earning assets	$1,563,733	$1,545,722
Average interest-bearing liabilities	$1,474,970	$1,449,994
Yield on interest-earning assets (tax-equivalent)	6.39%	7.09%
Rate paid on interest-bearing liabilities	3.01%	3.51%
Net interest spread	3.38%	3.58%
Net interest margin	3.55%	3.82%

Average interest–earning assets increased $18.0 million to $1.56 billion in the first quarter of 2003 from $1.55 billion in the first quarter of 2002. The major contributors to the increase were $10.2 million in growth in the loan portfolio, mainly commercial loans, and an increase in the investment portfolio of $31.5 million. These increases were partially offset by a reduction in interest-bearing deposits and loans available for sale. Average interest-bearing liabilities of $1.47 billion in the first quarter of 2003 increased $25.0 million from $1.45 billion in the first quarter of 2002 mainly as a result of an increase in interest-bearing deposits, primarily savings and interest-bearing demand deposits.

Net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the Company of 3.55% for the first quarter of 2003 declined by 27 basis points from 3.82% recorded in the first quarter of 2002. The decline in the yield of interest-earning assets of 70 basis points (6.39% versus 7.09%) was primarily responsible for the change in net interest margin since the improvement in rates paid on interest-bearing liabilities of 50 basis points (3.01% versus 3.51%) year over year was insufficient to cover the loss of yield.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2003 amounted to $1.1 million and declined by $200,000 from the level of the first quarter of 2002 consistent with a decline in loans receivable and other changes in credit quality. The allowance for loan losses improved to 1.30% of loans receivable at March 31, 2003 versus 1.28% at December 31, 2002 and 1.16% at March 31, 2002.

Nonperforming loans, real estate owned and foreclosed property totaled $8.1 million at March 31, 2003, represented an increase of $184,000, or 2.3% from the level at December 31, 2002, but declined by $5.2 million, or 39.2% from the results at March 31, 2002. The allowance for loan losses at March 31, 2003 of $13.6 million declined modestly from $13.8 million at December 31, 2002 consistent with the decline in the loan portfolio and other changes in credit quality. The coverage ratio (allowance for loan losses relative to nonperforming loans) amounted to 198% at March 31, 2003, 215% at December 31, 2002 and 117% at March 31, 2002.

Noninterest Income

Noninterest income for the quarter ended March 31, 2003 was $9.7 million, which resulted in an increase of $1.5 million, or 17.7% above the level for the period ended March 31, 2002. Total noninterest income represented 41.8% of the total revenue for the first quarter of 2003 versus 37.0% for the comparable quarter of 2002.

Service charges on deposit accounts, which consist primarily of insufficient funds fees to customers, were $6.4 million for the first quarter of 2003, amounting to a decline of $194,000, or 3.0% from the level recorded in the first quarter of 2002 due to a slight decline in the number of household accounts and an increase in average balances maintained by the Bank’s customers. Mortgage operations recorded fee income of $1.1 million for the current quarter, which amounted to an increase of $416,000, or 61.7%, above the level for the first quarter of 2002. This increase was attributed to a higher level of serviced mortgage loans ($981 million at March 31, 2003 versus $898 million at March 31, 2002) as well as gains on the securitization and sale of a pool of mortgage loans and sales of mortgage loans during the first quarter of 2003.

Gains on sale of investments amounted to $771,000 for the quarter ended March 31, 2003 as compared to $211,000 for the comparable quarter of 2002, an increase of $560,000 or 265%.

Other income of $1.3 million for the quarter ended March 31, 2003 reflected an increase of $670,000, or 105%, above the level for the period ended March 31, 2002. Included in the quarterly results for 2003 was the addition of Bank Owned Life Insurance (BOLI) that generated an increase in the cash surrender value of the asset of $509,000. In addition, revenue from insurance operations increased year over year due to increased bank customer referrals.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2003 totaled $16.5 million, which amounted to an increase of $1.2 million above the comparable quarter of 2002. Increases in salaries and employee benefits, equipment expense and other expense accounted for a majority of the expense year over year. The Company’s efficiency ratio (total noninterest expense divided by the combination of noninterest income and the tax-equivalent net interest income, excluding gains and losses on investments and assets) was 72.59% for the first quarter of 2003 versus an efficiency ratio of 68.46% for the first quarter of 2002.

Salaries and employee benefits expense of $8.0 million for the three months ended March 31, 2003, increased by $519,000, or 6.9%, above the level recorded for the three months ended March 31, 2002. The increase was attributed to annual salary merit increases for Bank personnel and an increase in employee benefits expense coupled with an increase in commissions for the mortgage operations and the insurance subsidiaries related to increased revenue.

Equipment expense for the quarter ended March 31, 2003 amounted to $997,000 compared to $840,000 for the comparable quarter of 2002. The $157,000 equipment expense increase was due to 11 new ATMs, two new retail branches that were partially offset by the sale of two older retail branches in December 2002 and new equipment in the operations center related to the final stages of the data processing conversion in 2002.

Other expense of $3.1 million for the quarter ended March 31, 2003 amounted to an increase of $381,000, or 13.9%, above the recorded amount for the quarter ended March 31, 2002. The increase in other expense is related to the Company’s recently announced legal settlement of the consolidated federal class action securities suits and related litigation, which amounted to $475,000 of expense. (See Note 4 to the consolidated financial statements in Item 1 of this Form 10-Q).

Income Taxes

Income tax expense for the quarter ended March 31, 2003 of $1.7 million reflected a decline of $76,000, or 4.2%, from the quarter ended March 31, 2002. The effective tax rate for the first quarter of 2003 was 31.1% as compared to 32.4% for the first quarter of 2002.

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

Deposits

Deposits consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Demand and NOW accounts, including non-interest bearing deposits of $115,585 and $114,614 at March 31, 2003 and December 31, 2002, respectively	$419,674	$396,848
Money market	77,781	89,668
Statement and passbook savings	128,880	115,033
Certificates of deposit	623,611	609,671

Total deposits	$1,249,946	$1,211,220

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $188.7 million at March 31, 2003 and $173.3 million at December 31, 2002.

Bank Owned Life Insurance (BOLI)

During the first quarter of 2003, the Company invested $15.0 million in BOLI to help offset the rising cost of employee benefits. Income, which is accounted for using the cash surrender value method, for the first quarter amounted to $509,000. BOLI investment income is exempt from federal and state income tax and related costs of the insurance is not deductible. The BOLI is invested primarily in high-grade corporate bonds and mortgage backed securities.

Other Borrowings

Effective March 31, 2003, the Company retired its 8.65% Senior notes with an aggregate principal balance of $51.0 million. The Company retired the Senior notes with a combination of cash, a renewal of a bank credit facility amounting to $20.0 million and the issuance of $15.0 million of trust preferred securities, which is discussed below. The notes were originally issued on April 1, 1998, in connection with the acquisition of the Bank by the Company. At current interest rates, the average cost of the combined new debt structure is approximately 5.0%.

Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures

On December 18, 2001, Superior Statutory Trust I sold to investors $25.0 million of trust preferred securities. The proceeds were used to purchase $25.8 million in principal amount of floating rate junior subordinated debentures of the Company. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all obligations of Superior Statutory Trust I on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier I capital and are presented in the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s subordinated debentures.” The sole asset of Superior Statutory Trust I is the subordinated debentures issued by the Company. Both the preferred securities of Superior Statutory Trust I and the subordinated debentures of the Company will mature on December 18, 2031; however, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after December 18, 2006, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

The interest rate on the Company’s subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 4.88% at March 31, 2003 and 5.01% at December 31, 2002. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

On March 26, 2003, Superior Statutory Trust II sold to investors $15.0 million of trust preferred securities. The proceeds were used to purchase $15.5 million in principal amount of fixed rate junior subordinated debentures of the Company. The contractual arrangements, guarantee of obligations, the qualifications as Tier I capital, and the balance sheet presentation for Superior Statutory Trust II are essentially the same as Superior Statutory Trust I. Both the preferred securities and the subordinated debentures of the Company will mature on March 26, 2033. However, they may be prepaid, subject to regulatory approval, prior to maturity at any time on or after March 26, 2008, or earlier upon certain changes in tax or investment company laws or regulatory capital requirements.

The interest rate on the Company’s subordinated debentures for Superior Statutory Trust II is fixed for five years at 6.40% at which time the rate will revert to a floating rate, which will be based upon the three month LIBOR plus 3.15% adjusted quarterly. Distributions will be paid quarterly.

Interest Rate Sensitivity and Liquidity

Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of 10 senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. This committee meets regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company’s overall asset and liability composition. The Committee reviews the Company’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

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

U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation, and economic value equity modeling. There have been no material changes in the Company’s analysis of interest rate risk since its Report on Form 10-K for fiscal year 2002.

Capital Resources

Stockholders’ equity increased by $97,000 to $133.0 million at March 31, 2003 from $132.9 million at December 31, 2002. Retained earnings of $56.4 million at March 31, 2003 increased by $2.8 million, or 5.2%, from the balance of $53.6 million at December 31, 2002. This increase was primarily attributed to net income during the quarter, which was mostly offset by the increase in treasury stock at March 31, 2003 of $2.6 million, or 12.2%, above the December 31, 2002 level associated with the repurchase of 142,000 shares of common stock. Dividends paid to shareholders of the Company’s common stock during the first quarter amounted to $1.1 million, which was equivalent to $0.125 per share.

Capital

The Company is a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

The Bank is also subject to various regulatory requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). Management believes that, as of March 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2003 and December 31, 2002 are presented below (amounts in thousands):

	Company Actual		Bank Actual		Required for Capital Adequacy Purposes		Required to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003
Tangible capital to adjusted total assets	$110,527	6.57%	$125,143	7.44%	$25,245	1.50%	N/A	N/A
Core capital to adjusted total assets	110,527	6.57	125,143	7.44	67,320	4.00	$84,150	5.00%
Total capital to risk weighted assets	123,930	11.51	138,546	12.90	85,914	8.00	107,393	10.00
Tier 1 capital to risk weighted assets	110,527	10.26	125,143	11.65	N/A	N/A	64,436	6.00

As of December 31, 2002
Tangible capital to adjusted total assets	$95,546	5.73%	$124,624	7.51%	$24,900	1.50%	N/A	N/A
Core capital to adjusted total assets	95,546	5.73	124,624	7.51	66,399	4.00	$82,999	5.00%
Total capital to risk weighted assets	109,022	10.00	138,100	12.76	86,881	8.00	108,189	10.00
Tier 1 capital to risk weighted assets	95,546	8.76	124,624	11.52	N/A	N/A	64,913	6.00

Asset Quality

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Company’s policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management’s determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans, including loans deemed impaired in accordance with SFAS No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

The following table presents, for the periods indicated, an analysis of the Company’s allowance for loan losses and other related data.

	Quarter ended March 31, 2003	Year ended December 31, 2002
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$13,861	$12,109
Provision for loan losses	1,050	7,396
Charge-offs	(1,600)	(7,456)
Recoveries	317	1,812

Allowance for loan losses, end of period	$13,628	$13,861

Allowance to period-end loans	1.30%	1.28%
Net charge-offs to average loans	0.48%	0.53%
Allowance to period-end nonperforming loans	198%	215%

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

The provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio using both objective and subjective criteria. The objective criteria used by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (i) an internal grading system, (ii) a peer group analysis, and (iii) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. The Company’s allowance for loan losses was $13.6 million at March 31, 2003 and $13.9 million at December 31, 2002, or 1.30% and 1.28% of total loans, respectively. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

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

Nonperforming assets at March 31, 2003 were $8.1 million, compared to $7.9 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.77% and 0.72% at March 31, 2003 and December 31, 2002, respectively. Nonaccrual loans were $6.9 million and $6.5 million at March 31, 2003 and December 31, 2002, respectively. Other real estate and foreclosed property declined from $1.4 million at December 31, 2002 to $1.2 million at March 31, 2003. The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$6,899	$6,453
Other real estate and foreclosed property	1,162	1,424

Total nonperforming assets	$8,061	$7,877

Nonperforming assets to total loans and other real estate	0.77%	0.72%
Nonperforming assets to total assets	0.46%	0.45%

The Company has well-developed procedures in place to maintain a high quality loan portfolio. These procedures begin with approval of lending policies and underwriting guidelines by the Board of Directors, low individual lending limits for officers, Officers Loan Committee approval for large credit relationships and effective loan documentation procedures. The loan review department identifies and analyzes weaknesses in the portfolio and reports credit risk grade changes on a quarterly basis to Bank management and directors. The Company also maintains a well-developed monitoring process for credit extensions. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends, and collection efforts are centralized. The Company also has procedures to bring rapid resolution of nonperforming loans and prompt and orderly liquidation of real estate, automobiles and other forms of collateral.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, (except for the finance company that places loans on nonaccrual at 120 days) however, are placed on nonaccrual status unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring. The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.

As of March 31, 2003, the Company had $631,091 non-government sponsored accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid balance of accruing government-sponsored loans past due 90 days or more was $4.5 million and $5.9 million as of March 31, 2003 and December 31, 2002, respectively.

The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance, net of any reduction in basis, or the fair value at the time of foreclosure, less estimated costs to sell.

In the second quarter of 1999, Superior purchased from a secondary servicer an assignment of an approximately $52.0 million portfolio of FHA insured and VA guaranteed mortgages on a servicing-retained basis. The purchase contract provided that Superior would receive a pass through net yield of 7.13% and that the loans would be paid off upon foreclosure and the servicer’s receipt of the individual claims from either FHA or VA. In the third quarter of 1999, the primary seller/servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code which was subsequently converted to a Chapter 7 proceeding in which Superior has filed a $3.7 million proof of claim. Superior then entered into a fee-based sub-servicing agreement with the secondary servicer.

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

Although the secondary servicer continues to remit principal and interest collections to Superior, the Company decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Consequently, no net interest income was recognized on the portfolio in 2001 or 2002. Superior has applied this cost recovery method in accounting for these assets during the first quarter of 2003.

Approximately $3.8 million of principal balance of loans plus receivables were sold in December 2002. The residual balance of the portfolio was approximately $8.1 million, net at March 31, 2003 and $9.9 million, net at December 31, 2002. Since there is no readily available market for the remaining portfolio, there is no assurance that the remaining portfolio can be converted to cash at its current carrying value.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations “Interest Rate Sensitivity-Liquidity”, see page 14.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In its annual report on Form 10-K for 2002, the Company disclosed the nature and status of several lawsuits relating to consolidated federal class action security suits, a similar derivative suit pending in state court and other related litigation involving certain of the Company’s former employees. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated Suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide parties time to discuss a possible settlement of the Consolidated Suit. A mediation was held on January 29, 2003 and another mediation took place in late March. On April 24, 2003, the Company reached an agreement in principle to settle the Bauman litigation (the consolidated federal class action securities suits, a similar derivative suit pending in state court and other related litigation involving the Company’s former employees).

The settlement agreements are subject to final court approval and call for the Company and its insurance carrier to pay sums well within the Company’s policy limits and materially less than the Company’s estimate of the costs of litigation. The Company’s contribution to the settlement is approximately $475,000 pretax, or $0.04 diluted earnings per share, which amount has been expensed in the first quarter of 2003.

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

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of March 31, 2003, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

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

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current report on Form 8-K, dated as of February 5, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of February 6, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of March 20, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of April 4, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of April 25, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 1, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Financial Corp.

/s/ C. STANLEY BAILEY	May 5, 2003
C. Stanley Bailey, Chief Executive Officer	Date

/s/ ROBERT A. KUEHL	May 5, 2003
Robert A. Kuehl, Chief Financial Officer	Date

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

Date:                         May 5, 2003

By:	/s/ C. STANLEY BAILEY
C. Stanley Bailey
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Robert A. Kuehl, certify that:

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

Date:                         May 5, 2003

By:	/s/ ROBERT A. KUEHL
Robert A. Kuehl
Chief Financial Officer