Form 10-Q
period 2003-06-30
SUPERIOR FINANCIAL CORP /AR/
filed 2003-08-08
CIK 1060770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 4, 2003
Common Stock, $0.01 Par Value	8,282,769

SUPERIOR FINANCIAL CORP.

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: (i) deposit attrition, customer loss, or revenue loss in the ordinary course of business; (ii) increases in competitive pressure in the banking industry; (iii) costs or difficulties related to the operation of the businesses of Superior Financial Corp. (“Superior”) are greater than expected; (iv) changes in the interest rate environment which reduce margins; (v) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (vi) changes which may occur in the regulatory environment; (vii) a significant rate of inflation (deflation); (viii) changes in securities markets, (ix) the possible consummation of Superior’s previously announced merger with and into Arvest Holdings, Inc., and (x) adjustment to or changes in anticipated accounting of contracts and contingencies including litigation and the anticipated outcomes of litigation. When used in this Report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “may”, “might”, “outlook”, and “anticipates”, and similar expressions as they relate to Superior (including its subsidiaries), or its management are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of Superior. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. Superior undertakes no obligation to update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands,

except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$163,559	$84,426
Loans available for sale	12,959	12,970
Loans	1,025,467	1,086,310
Less allowance for loan losses	13,706	13,861

Loans, net	1,011,761	1,072,449
Investments available for sale, net	417,229	413,857
Accrued interest receivable	11,194	12,575
Federal Home Loan Bank stock	18,066	17,844
Premises and equipment, net	46,105	45,806
Mortgage servicing rights, net	10,774	6,565
Goodwill, net	55,963	56,260
Real estate acquired in settlement of loans, net	1,032	845
Bank owned life insurance	15,245	—
Other assets	19,598	9,794

Total assets	$1,783,485	$1,733,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,286,615	$1,211,220
Federal Home Loan Bank borrowings	223,000	235,000
Other borrowed funds	53,391	53,961
Note payable	15,500	500
Senior notes	—	50,951
Guaranteed preferred beneficial interest in the Company’s subordinated debentures	40,000	25,000
Custodial escrow balances	12,654	7,363
Other liabilities	14,162	16,494

Total liabilities	1,645,322	1,600,489
Stockholders’ equity:
Preferred stock—$0.01 par value; 1 million shares authorized at June 30, 2003 and December 31, 2002, none issued and outstanding	—	—
Common stock—$0.01 par value; 20 million shares authorized, 10,081,892 issued at June 30, 2003 and December 31, 2002	101	101
Capital in excess of par value	94,764	94,764
Retained earnings	58,281	53,636
Accumulated other comprehensive income	8,635	5,498

	161,781	153,999
Treasury stock at cost—1,799,288 and 1,661,448 shares at June 30, 2003 and December 31, 2002, respectively	(23,618)	(21,097)

Total stockholders’ equity	138,163	132,902

Total liabilities and stockholders’ equity	$1,783,485	$1,733,391

NOTE: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, dollars in thousands,

except per share amounts)

	Three Months Ended		Months Ended Six
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest Income:
Loans	$17,720	$20,025	$36,682	$40,968
Investments	5,193	5,852	10,410	11,412
Interest-bearing deposits	286	126	469	414
Other	112	132	222	260

Total interest income	23,311	26,135	47,783	53,054
Interest Expense:
Deposits	5,339	6,724	10,999	14,271
Federal Home Loan Bank borrowings	3,138	3,823	6,247	7,609
Other borrowings	1,442	1,623	3,684	3,246

Total interest expense	9,919	12,170	20,930	25,126

Net interest income	13,392	13,965	26,853	27,928
Provision for loan losses	1,000	1,250	2,050	2,500

Net interest income after provision for loan losses	12,392	12,715	24,803	25,428
Noninterest Income:
Service charges on deposit accounts	7,007	7,177	13,389	13,753
Mortgage operations, net	594	885	1,684	1,559
Income from real estate operations, net	112	121	214	221
Gains on sale of investments	1,061	302	1,832	513
Other	1,119	668	2,428	1,307

Total noninterest income	9,893	9,153	19,547	17,353
Noninterest Expense:
Salaries and employee benefits	8,137	7,464	16,157	14,965
Occupancy expense	1,142	1,153	2,301	2,327
Data and item processing	1,958	2,051	3,941	3,960
Advertising and promotion	440	353	778	698
Postage and supplies	771	755	1,627	1,549
Equipment expense	897	976	1,894	1,816
Other	5,020	3,441	8,145	6,185

Total noninterest expense	18,365	16,193	34,843	31,500

Income before income tax expense	3,920	5,675	9,507	11,281
Income tax expense	1,036	1,735	2,776	3,551

Net Income	$2,884	$3,940	$6,731	$7,730

Basic earnings per common share	$0.35	$0.46	$0.81	$0.90

Diluted earnings per common share	$0.33	$0.44	$0.78	$0.87

Dividends declared per common share	$0.125	$0.10	$0.25	$0.20

See accompanying notes.

SUPERIOR FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Operating Activities
Net income	$6,731	$7,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	2,500
Depreciation	2,428	2,221
Amortization of mortgage servicing rights	1,027	563
Amortization of premiums on investments, net	909	582
Amortization of other intangibles	291	387
Impairment of mortgage servicing rights	826	—
Loss on sale of real estate	240	8
Loss on retired senior notes	—	3
Gain on sale of loans	(862)	(555)
Gain on sale of investments, net	(1,832)	(513)
Mortgage loans originated for sale	(55,697)	(30,893)
Proceeds from sale of mortgage loans held for sale	65,653	38,202
Decrease in accrued interest receivable	1,381	530
(Increase) decrease in prepaid expenses and other assets	(10,431)	246
Net increase (decrease) in custodial escrow balances	5,291	(2,942)
(Decrease) increase in other liabilities	(2,960)	4,747

Net cash provided by operating activities	15,045	22,816
Investing Activities
Decrease (increase) in loans, net	48,447	(953)
Purchases of investments	(157,208)	(126,152)
Proceeds from sale of investments	88,354	53,715
Purchase of FHLB stock	(222)	(259)
Purchase of Bank Owned Life Insurance	(15,245)	—
Proceeds from real estate acquired in settlement of loans	1,314	445
Principal payments on investments	71,297	53,338
Purchases of premises and equipment	(2,727)	(3,575)
Additions to mortgage servicing rights	(6,062)	(353)

Net cash provided by (used in) investing activities	27,948	(23,794)
Financing Activities
Net increase (decrease) in deposits	75,395	(26,510)
Net (decrease) increase in FHLB borrowings	(12,000)	8,000
Net repayments of other borrowed funds	(570)	(4,293)
Payment of dividends	(2,112)	(1,339)
Proceeds from note payable	19,500	—
Principal payments on note payable	(4,500)	—
Retirement of Senior notes	(50,951)	(399)
Proceeds from issuance of guaranteed preferred beneficial interest in the Company’s subordinated debentures	15,000	—
Proceeds from issuance of treasury stock	57	508
Purchases of treasury stock	(3,679)	—

Net cash provided by (used in) financing activities	36,140	(24,033)

Net increase (decrease) in cash and cash equivalents	79,133	(25,011)
Cash and cash equivalents at beginning of period	84,426	97,561

Cash and cash equivalents at end of period	$163,559	$72,550

See accompanying notes.

SUPERIOR FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

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

On May 16, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the “Agreement”) to be acquired by Arvest Holdings, Inc. (“Arvest”), a wholly owned subsidiary of Arvest Bank Group, Inc. Under the terms of the Agreement, shareholders of the Company will receive $23.75 for each share of common stock they own. The aggregate value of the transaction, including the cash out of outstanding stock options, is approximately $211 million. Upon completion of the transaction, the Company will become a wholly owned subsidiary of Arvest. Also, it is anticipated that the operations of the Bank will be consolidated into those of Arvest Bank, the banking subsidiary of Arvest. The merger was approved by the Company’s shareholders on August 7, 2003. Consummation of the transaction is subject to regulatory approval and to the satisfaction of customary closing conditions. The transaction is expected to be completed in the third quarter of 2003.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Comprehensive Income

Unrealized gains and losses on investments available for sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus unrealized gains and losses on investments available for sale, net of income taxes) was $6.2 million and $8.9 million for the three months ended June 30, 2003 and 2002, respectively, and $9.9 million and $10.8 million for the six months ended June 30, 2003 and 2002, respectively.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$2,884	$3,940	$6,731	$7,730
Change in comprehensive income	3,287	4,967	3,137	3,081

Total comprehensive income	$6,171	$8,907	$9,868	$10,811

2.	Stock-based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by APB 25. SFAS No. 123, as amended by SFAS No. 148, requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company elected to account for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for the stock option plans. The pro forma effects on reported net income and earnings per share for the three and six month periods ended June 30, 2003 and 2002, assuming the Company had elected to account for its stock option grants in accordance with SFAS No. 123 is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income, as reported	$2,884	$3,940	$6,731	$7,730
Stock-based compensation expense, net of tax effect of $74 and $61, for the three months ended June 30, 2003 and 2002, respectively, and $144 and $120 for the six months ended June 30, 2003 and 2002, respectively	161	126	313	248

Net income, as adjusted	$2,723	$3,814	$6,418	$7,482

Basic earnings per common share, as reported	$0.35	$0.46	$0.81	$0.90

Basic earnings per common share, as adjusted	$0.33	$0.44	$0.77	$0.87

Diluted earnings per common share, as reported	$0.33	$0.44	$0.78	$0.87

Diluted earnings per common share, as adjusted	$0.32	$0.43	$0.74	$0.84

3.	Per Share Data

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

Basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Common shares—weighted average (basic)	8,282	8,601	8,347	8,597
Common share equivalents—weighted average	353	313	326	271

Common shares—weighted average (diluted)	8,635	8,914	8,673	8,868

Net Income	$2,884	$3,940	$6,731	$7,730

Basic earnings per common share	$0.35	$0.46	$0.81	$0.90

Diluted earnings per common share	$0.33	$0.44	$0.78	$0.87

Dividend declared per common share	$0.125	$0.10	$0.25	$0.20

4.	Contingencies

(a) In connection with the Agreement to affiliate with Arvest (see Note 1), the Company entered into an agreement with Stephens Inc. (“Stephens Agreement”) pursuant to which Stephens Inc. (“Stephens”) was engaged to act as financial advisor to the Company, including rendering its opinion as to the fairness of the proposed transaction. In connection with the Stephens Agreement, the Company has agreed to pay Stephens a fee equal to approximately 1.00% of the transaction value determined at the time of the announcement of the merger, which amounts to a fee of approximately $2.0 million, of which $750,000 was payable upon issuance of the fairness opinion, and the balance of which is contingent, and payable on completion of the merger. The initial $750,000 was paid to Stephens in June 2003 and recorded in other noninterest expense in the second quarter of 2003.

The Company also agreed to reimburse Stephens for its out-of-pocket expenses, including reasonable fees and disbursements of its outside legal counsel, incurred in connection with its engagement, and has agreed to indemnify Stephens, its affiliates and their respective partners, directors, officers, agents, consultants, employees and controlling persons against certain liabilities, including liabilities under the federal securities laws.

(b) In its annual report on Form 10-K for 2002, the Company disclosed the nature and status of several lawsuits relating to consolidated federal class action security suits, a similar derivative suit pending in state court and other related litigation involving certain of the Company’s former employees. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated Suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide parties time to discuss a possible settlement of the Consolidated Suit. A mediation of the Bauman Litigation and the related suits of Cottrell v. Gardner, et al., Case No. CV-2002-121(I), Sebastian County, Arkansas (the “derivative suit”) and Superior Bank v. Bauman, et al., Case No. CV-2001-1089, Circuit Court, Sebastian County (the “Superior Bank Suit”) was held on January 29, 2003 and another mediation took place in late March. In April 2003, the Company reached an agreement in principle to settle the Bauman litigation, the derivative suit and the Superior Bank suit.

On April 23, 2003, the parties to the Superior Bank suit filed a Stipulation and Agreement of Compromise, Settlement, and Release disposing of all claims in that proceeding. This agreement was subsequently approved by the court, and all claims were dismissed with prejudice.

On April 24, 2003, the parties to the derivative suit and the Bauman litigation filed in the appropriate courts settlement agreements disposing of all claims in those cases. On June 11, 2003, the court in the derivative litigation ruled that the settlement was fair and entered an order of dismissal. After required notice to members of the plaintiff class in the Bauman litigation, on July 25, 2003, the court approved the settlement agreement and entered an order of dismissal. The various settlement agreements called for the Company and its insurance carrier to pay sums well within the Company’s policy limits and materially less than the Company’s estimate of the costs of litigation. The Company’s contribution to the settlement is approximately $475,000 pretax, or $0.04 diluted earnings per share, which amount was expensed in the first quarter of 2003.

(c) On May 1, 2000, George S. Mackey and Jones & Mackey Construction Company, LLC filed a Complaint in the Circuit Court of Pulaski County, Arkansas against Superior Bank, a wholly owned subsidiary of the Company. The Complaint alleges a breach of a commitment to lend and related claims, including defamation. On May 20, 2002, after the conclusion of the trial and jury deliberation, the jury returned a verdict in favor of Jones & Mackey Construction Company, LLC, in the amount of $5,796,000. The damages were specified as $410,000 for breach of contract, $211,000 for detrimental reliance, $175,000 for defamation and $5,000,000 in punitive damages related to the claim of defamation.

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

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank is appealing the remainder of the verdict. On appeal, the Bank is raising the issues presented in the post-trial motion, as well as numerous, material errors at trial. Among these are claims that the trial court erred in allowing jurors to question witnesses, in allowing evidence of the Bank’s financial condition before a finding of liability and in submitting improper instructions to the jury.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of June 30, 2003, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

(d) The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, except as otherwise disclosed herein, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

5.	Senior Notes and Trust Preferred Securities

Effective March 31, 2003, the Company retired its 8.65% Senior notes with an aggregate principal balance of $51.0 million. These notes were issued on April 1, 1998, in connection with the acquisition of the Bank by the Company. The Company retired the Senior notes with a combination of cash, a bank credit facility amounting to $20.0 million and the issuance of $15.0 million in trust preferred securities. The average cost of the combined new debt structure is approximately 5.0% at current interest rates. As of June 30, 2003, the bank credit facility amounts to $15.5 million.

6.	Common Stock Repurchase

On May 1, 2003, the Company announced the authorization to repurchase up to 405,000 shares of common stock on the open market. The repurchased shares will be used in connection with the Company’s stock option plan and for other general and corporate purposes. This was the fifth stock repurchase program authorized by the Board. Under the previous four programs, the Company repurchased a total of 1,844,401 shares of common stock or approximately 18% of the outstanding shares over the past three years.

Under the terms of the Agreement with Arvest, the Company is not allowed to repurchase any of the shares of its outstanding common stock. No shares were repurchased between May 1, 2003 (the date of the announcement of the repurchase authorization) and May 15, 2003 (the date the Company entered into the Agreement with Arvest).

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations of Superior Financial Corp.

General

The Company is a unitary thrift holding company. The Company was organized in November 1997 as SFC Acquisition Corp. for the purpose of acquiring the Bank. On April 1, 1998 the Company financed the acquisition of 100% of the common stock of the Bank in a purchase transaction through a private placement of the Company’s common stock and debt. Prior to the acquisition of the Bank on April 1, 1998, the Company did not have any operations other than the costs associated with the private placement offering of common stock and debt. The Bank is a federally chartered savings bank. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated balance sheets as of June 30, 2003 and December 31, 2002 and statements of income for the three and six month periods ended June 30, 2003 and June 30, 2002. Readers of this report should refer to the unaudited consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

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

The Company has been effective in establishing primary banking relationships with lower- to middle-income market segments through the successful execution of its “totally free checking” programs. This has resulted in the Company serving over 180,000 households with average noninterest revenue of approximately $155 per account annually. The Bank attracts primary banking relationships in part through the customer-oriented service environment created by the Bank’s personnel.

On May 16, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the “Agreement”) to be acquired by Arvest Holdings, Inc. (“Arvest”), a wholly owned subsidiary of Arvest Bank Group, Inc. Under the terms of the Agreement, shareholders of the Company will receive $23.75 for each share of common stock they own. The aggregate value of the transaction, including the cash out of outstanding stock options, is approximately $211 million. Upon completion of the transaction the Company will become a wholly owned subsidiary of Arvest. Also, it is anticipated that the operations of the Bank will be consolidated into those of Arvest Bank, the banking subsidiary of Arvest. The merger was approved by the Company’s shareholders on August 7, 2003. Consummation of the transaction is subject to regulatory approval and the customary closing conditions. The transaction is expected to be completed in the third quarter of 2003.

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

        Accounting for goodwill impairment. The Company recently adopted SFAS 142, which no longer allows the amortization of goodwill, but requires that goodwill be tested annually for impairment and any resulting impairment be charged to net income in the year of the impairment test. The test used to determine the existence of impairment requires estimates in the resulting calculation of impairment. Since the Company currently has approximately $56.0 million of goodwill on the consolidated balance sheet at June 30,

2003, any resulting impairment based upon estimates used by management could have a significant impact on the Company’s financial results.

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

Accounting for mortgage servicing impairment. The Company services mortgage loans that are either originated by the Company or purchased from other originators, which are carried on the balance sheet as mortgage servicing rights. The mortgage servicing rights asset associated with these mortgage loans are amortized over the expected lives of the loans. When interest rates decline, the expected maturity of the loans decrease as prepayment speeds of the mortgage loans accelerate. The reduction in expected maturity of the mortgage loans results in an acceleration of the amortization of the mortgage servicing rights and can result in impairment of the asset and possibly a write-down of the asset to market value. The Company utilizes an independent third party to provide periodic valuations of the mortgage servicing rights to test impairment based upon changes in interest rates and resulting changes in expected lives of the mortgage loans and the value of the related mortgage servicing rights.

Results of Operations

The Company’s primary asset is its investment in 100% of the common stock of the Bank and the Company’s operations are funded primarily from the operations of the Bank.

For the three months ended June 30, 2003 and 2002

The Company recorded net income of $2.9 million, resulting in diluted earnings per share of $0.33 for the quarter ended June 30, 2003. The quarterly financial results represented decreases of $1.1 million in net income and $0.11 diluted earnings per share below the comparable quarter of 2002. The decrease was primarily attributed to reduced levels of net interest income and higher expense levels partially offset by increased noninterest income. Changes in net interest income, noninterest income, noninterest expense and the provision for loan losses are discussed in greater detail under the respective headings set forth below. Return on average assets amounted to 0.66% and return on average equity amounted to 8.54% for the Company for the quarter ended June 30, 2003 compared to 0.93% and 12.92%, respectively, for the comparable quarter of 2002. The Bank results for the second quarter of 2003 for return on average assets were 0.93% and return on average equity were 8.72% compared to 1.24% and 11.71%, respectively, for the comparable quarter of 2002.

Included in the second quarter results is approximately $870,000 of costs associated with the Company’s recently announced Agreement to be acquired by Arvest. This amount represents costs incurred in connection with related directors meetings, financial advisor and legal fees and Securities and Exchange Commission filing fees.

Total assets were $1.783 billion at June 30, 2003, reflecting an increase of $50.1 million from the level at December 31, 2002. Cash and cash equivalents of $163.6 million at June 30, 2003 increased by $79.1 million, or 93.7%, from the level of $84.4 million at December 31, 2002. The growth of interest-bearing deposits coupled with a decline in loans receivable during the quarter resulted in the increased level of cash and cash equivalents. Loans receivable of $1.025 billion at June 30, 2003 declined by $60.8 million, or 5.6%, from the level at December 31, 2002 due to the continued high level of residential mortgage refinancing caused by the current low interest rate environment. Additionally, indirect auto loan originations contributed to the decline as zero percent financing offered by the automotive industry finance competitors hindered the Bank’s ability to offset maturing auto loans. Mortgage servicing rights of $10.8 million for the period ended June 30, 2003 grew $4.2 million, or 64.1%, from the December 31, 2002 level due primarily to the purchase of mortgage servicing rights of loans serviced for others.

Total deposits amounted to $1.287 billion at June 30, 2003, which reflects an increase of $75.4 million, or 6.2% above the December 31, 2002 level. Increased customer account balances and the stock market uncertainty enabled the deposit levels to rise during the second quarter. Notes payable amounted to $15.5 million for the quarter ended June 30, 2003 as a new bank credit facility was established to enable the Company to pay off the Senior notes amounting to $51.0 million due on April 1, 2003. Custodial escrow balances of $12.7 million at June 30, 2003 were $5.3 million, or 71.9% higher than the balance at December 31, 2002, reflecting a higher level of serviced mortgage loans and the timing of tax and insurance payments.

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

Net interest income for the quarter ended June 30, 2003 amounted to $13.4 million, which represented a decline of $573,000, or 4.1%, from the quarter ended June 30, 2002. The primary reason for the decline was a reduction in the net interest margin year over year, which was partially offset by a higher level of interest-earnings assets in the second quarter of 2003 relative to the prior years’ comparable quarter.

The table below provides the key components of the Company’s net interest income and compares the results for the quarters ended June 30, 2003 and 2002.

	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Average interest-earning assets	$1,576,564	$1,525,718
Average interest-bearing liabilities	$1,491,247	$1,452,435
Yield on interest-earning assets (tax-equivalent)	6.00%	6.96%
Rate paid on interest-bearing liabilities	2.73%	3.40%
Net interest spread	3.28%	3.56%
Net interest margin	3.49%	3.77%

Average interest–earning assets increased $50.9 million to $1.577 billion in the second quarter of 2003 from $1.526 billion in the second quarter of 2002. The increase is comprised of a $16.8 million growth in the investment portfolio, a $53.1 million increase in cash investments, both of which were offset by a $7.5 million decrease in loans receivable and a $12.0 million decrease in mortgage loans available for sale. Average interest-bearing liabilities of $1.491 billion in the second quarter of 2003 increased $38.8 million from $1.452 billion in the second quarter of 2002 mainly as a result of an increase in interest-bearing deposits, primarily savings and certificates of deposits.

Net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the Company of 3.49% for the second quarter of 2003 declined by 28 basis points from 3.77% recorded in the second quarter of 2002. The decline in the yield of interest-earning assets of 96 basis points (6.00% versus 6.96%), which was related to a decrease in yields on loans and investment securities, was primarily responsible for the contraction in the net interest margin. Partially offsetting this decline was an improvement in rates paid on interest-bearing liabilities of 67 basis points (2.73% versus 3.40%) year over year due to the downward re-pricing of deposits coupled with the retirement of the Company’s senior notes at the beginning of the second quarter of 2003. The flatter yield curve in the current interest rate environment relative to 2002 and the bottoming out of interest rates paid on non-maturity deposits (interest checking, savings and money market accounts) are primarily responsible for the margin contraction.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2003 amounted to $1.0 million and declined by $250,000 from the level of the second quarter of 2002 consistent with a decline in loans receivable and an overall improvement in the credit quality of the loan portfolio. The allowance for loan losses was 1.34% of loans receivable at June 30, 2003 versus 1.28% at December 31, 2002 and 1.16% at June 30, 2002.

Nonperforming loans, real estate owned and foreclosed property totaled $8.7 million at June 30, 2003, represented an increase of $863,000, or 11.0% from the level at December 31, 2002, but declined by $2.5 million, or 22.3% from the results at June 30, 2002. The coverage ratio (allowance for loan losses relative to nonperforming loans) amounted to 185% at June 30, 2003, 215% at December 31, 2002 and 129% at June 30, 2002.

Noninterest Income

Noninterest income for the quarter ended June 30, 2003 was $9.9 million, which resulted in an increase of $740,000, or 8.1% above the level for the period ended June 30, 2002. Total noninterest income represented 42.5% of the total revenue net of interest expense for the second quarter of 2003 versus 39.6% for the comparable quarter of 2002.

Service charges on deposit accounts, which consist primarily of insufficient funds fees to customers, were $7.0 million for the second quarter of 2003. These charges declined $170,000, or 2.4%, from the level recorded in the second quarter of 2002 due to a slight decline in the number of household accounts and an increase in average balances maintained by the Bank’s customers.

Gains on sale of investments amounted to $1.1 million for the quarter ended June 30, 2003 as compared to $302,000 for the comparable quarter of 2002, an increase of $759,000 or 251%.

Other income of $1.1 million for the quarter ended June 30, 2003 reflected an increase of $451,000, or 67.5%, above the level for the period ended June 30, 2002. Included in the results for the quarter ended June 30, 2003, was an increase in the cash surrender value of Bank Owned Life Insurance (BOLI), in the approximate amount of $410,000. In addition, revenue from insurance operations increased year over year due to increased bank customer referrals.

Mortgage operations, net reflected income of $594,000 for the current quarter, which decreased $291,000, or 32.9%, below the level for the second quarter of 2002. Servicing and origination fee income increased $659,000 to $1.4 million for the three months ended June 30, 2003, from $757,000 for the comparable quarter of 2002 due primarily to the purchase of additional mortgage servicing. However, during the quarter ended June 30, 2003, the Bank engaged a qualified, independent valuation group to determine the estimated fair value of the mortgage portfolio it presently services. The valuation was based on the projected timing and amount of future payments as impacted by current, reduced interest rates. Based on the projected acceleration of portfolio principal reductions, resulting primarily from mortgage refinancing, the Bank determined that the recorded value of the mortgage servicing rights related to the portfolio was impaired. Therefore, a charge to earnings of approximately $826,000 was recorded and is reflected in the line item “Mortgage operations, net” in the accompanying 2003 consolidated statements of income.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2003 totaled $18.4 million, which amounted to an increase of $2.2 million above the comparable quarter of 2002. Increases in salaries and employee benefits and other expense accounted for a majority of the increase year over year. The Company’s efficiency ratio (total noninterest expense divided by the combination of noninterest income and the tax-equivalent net interest income, excluding gains and losses on investments and assets) was 81.5% for the second quarter of 2003 versus an efficiency ratio of 69.6% for the second quarter of 2002.

Salaries and employee benefits expense of $8.1 million for the three months ended June 30, 2003, increased by $673,000, or 9.0%, above the level recorded for the three months ended June 30, 2002. The increase was attributed to annual salary merit increases for Bank personnel and an increase in employee benefits expense coupled with an increase in commissions for the mortgage operations and the insurance subsidiaries related to increased revenue.

Other expense of $5.0 million for the quarter ended June 30, 2003 amounted to an increase of $1.6 million, or 45.9%, above the recorded amount for the quarter ended June 30, 2002. The increase in other expense is mainly due to merger expenses of $870,000 related to the recently announced Agreement to affiliate with Arvest, a write-down of approximately $658,000 for cash letter adjustments that the Company recently concluded were unlikely to be collected and the establishment of a reserve of $650,000 for reconciling items related to mortgage operations that while not likely to be written off, were unreconciled as of June 30, 2003.

Income Taxes

Income tax expense for the quarter ended June 30, 2003 of $1.0 million declined $699,000, or 40.3%, from the quarter ended June 30, 2002. The effective tax rate for the second quarter of 2003 was 26.4% as compared to 30.6% for the second quarter of 2002. Increased tax exempt income from investments was the primary contributor to the decrease in effective rates.

For the six months ended June 30, 2003 and 2002

For the six months ended June 30, 2003, net income was $6.7 million, a decrease of approximately $999,000 from the six-month period ended June 30, 2002. A decrease in net interest income offset by increases in noninterest income and noninterest expense were the primary reasons for the decrease in net income. For the Company, this resulted in a return on average assets of 0.77% and a return on average equity of 10.07% for the six months ended June 30, 2003 compared to 0.90% and 12.89%, respectively, for the same time period in 2002. The Bank had a return on average assets of 1.07% and 10.03% return on average common equity for the six months ended June 30, 2003 compared to 1.21% and 11.51%, respectively, for the six months ended June 30, 2002.

Net Interest Income

Net interest income for the six months ended June 30, 2003 was $26.9 million, a decrease of $1.1 million or 3.9% from $27.9 million for the six months ended June 30, 2002 primarily due to a 22 basis point reduction in net interest margin.

The table below summarizes the components of the Company’s net interest income for the six months ended June 30, 2003 and 2002.

	June 30, 2003	June 30, 2002
	(dollars in thousands)
Average interest-earning assets	$1,570,184	$1,537,883
Average interest-bearing liabilities	1,483,154	1,463,652
Yield on earning assets (tax-equivalent)	6.19%	7.02%
Rate paid on interest-bearing liabilities	2.83%	3.44%
Net interest spread	3.36%	3.58%
Net interest margin	3.52%	3.74%

Average interest-earning assets increased $32.3 million from $1.538 billion for the six months ended June 30, 2002 to $1.570 billion for the six months ended June 30, 2003. Investments were the principal contributor to the increase in interest-earning assets as the average balance for the six months ended June 30, 2003 was $406.3 million as compared to $385.1 million for the six months ended June 30, 2002. The increase in average interest bearing liabilities of $19.5 million from $1.464 billion as of June 30, 2002 to $1.483 billion as of June 30, 2003 is primarily due to an increase in deposits and the issuance of trust preferred securities, partially offset by a decline in Federal Home Loan Bank borrowings.

Net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) decreased from 3.74% for the six months ended June 30, 2002 to 3.52% for the six months ended June 30, 2003, a decrease of 22 basis points. This net interest margin contraction was due primarily to lower yields on loans and investment securities, which was partially offset by the benefit of the downward re-pricing of deposits and the retirement of then Company’s senior notes at the beginning of the second quarter. The flatter yield curve in the current interest rate environment relative to 2002 and the bottoming out of interest rates paid on non-maturity deposits (interest checking, savings and money market accounts) are primarily responsible for the margin contraction.

Provision for Loan Losses

The provision for loan losses decreased $450,000, or 18.0%, from $2.500 million for the six months ended June 30, 2002 to $2.050 million during the six-month period ended June 30, 2003. The allowance for loan losses was 1.34% and 1.28% of loans receivable at June 30, 2003 and December 31, 2002, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2003 was $19.5 million, an increase of $2.2 million or 12.6%, from $17.4 million for the six months ended June 30, 2002.

Gains on sale of investments amounted to $1.8 million for six months ended June 30, 2003 as compared to $513,000 for the comparable six-month period in 2002, an increase of $1.3 million or 257%.

Service charges decreased from $13.8 million for the six months ended June 30, 2002, to $13.4 million for the same period in 2003, a decrease of $364,000 or 2.7%. This decrease is due to a slight decline in the number of household accounts and an increase in average balances maintained by the Bank’s customers.

The $1.1 million increase in other noninterest income for the six months ended June 30, 2003 compared to the same period in 2002 is due primarily to the increase in cash surrender value of BOLI of approximately $919,000.

Mortgage operations, net increased approximately $125,000 for the six-month period ended June 30, 2003 compared to the comparable period for the preceding year. Servicing and origination fee income increased $933,000 to $2.5 million for the six months ended June 30, 2003, from $1.6 million for the comparable period of 2002, due primarily to the acquisition of servicing rights on approximately $300 million of mortgage loans.

During the second quarter of 2003, the Bank engaged an independent third party to determine the estimated fair value of the mortgage portfolio it presently services. The valuation was based on the projected timing and amount of future payments as impacted by current, reduced interest rates. Based on the projected acceleration of portfolio principal reductions, resulting primarily from mortgage refinancing, the Bank determined that the recorded value of the mortgage servicing rights related to the portfolio was impaired. Therefore, a charge to earnings of approximately $826,000 was recorded and is reflected in the line item “Mortgage operations, net” in the accompanying 2003 consolidated statements of income.

Noninterest Expense

For the six months ended June 30, 2003, noninterest expense totaled $34.8 million, an increase of $3.3 million, or 10.6% compared to the same period in 2002. The Company’s efficiency ratio for the six months ended June 30, 2003 was 77.1% compared to 69.1% for the same period in 2002. The Bank’s efficiency ratio for the six months ended June 30, 2003 was 69.0% compared to 62.7% for the same period in 2002.

Salary and benefit expense for the six months ended June 30, 2003 was $16.2 million compared to $15.0 million for the six months ended June 30, 2002, an increase of $1.2 million, or 8.0%. This increase was due primarily to incentive and commission payments, increases in employee benefits expense and the staffing of two new retail branches.

Other expenses increased approximately $2.0 million or 31.7% from $6.2 million for the six months ended June 30, 2002 to $8.1 million for the six months ended June 30, 2003. This increase is partially due to the approximately $870,000 of expenses incurred in connection with the Agreement to affiliate with Arvest and $475,000 related to the Company’s legal settlement of the consolidated federal class action securities suits and related litigation. Also included in the increase for other expenses was a $658,000 write-down for cash letter adjustments that the Company concluded were unlikely to be collected and the establishment of a reserve of $650,000 for reconciling items related to mortgage operations that while not likely to be written off, were unreconciled as of June 30, 2003.

Income Taxes

For the six months ended June 30, 2003, income tax expense was $2.8 million, a decrease of $775,000 compared to the comparable period of 2002. The effective tax rate was 29.2% for the six months ended June 30, 2003 compared to 31.5% during the same period in 2002. Increased tax exempt income from investments was the primary contributor to the decrease in effective rates.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Recently, the impact of deflation has also been viewed as a possible economic scenario, although not a likely outcome, given the current low level of interest rates and extremely low level of inflation. In addition, given the current historically low level of interest rates coupled with the potential of economic recovery due to stimulus from both monetary and fiscal policy, there also exists the possibility of a rapid increase in interest rates when the economy eventually exhibits stronger economic growth. Either economic possibility could potentially affect the results of net interest income and associated net interest margin due to the impact on the Company’s interest sensitive assets and liabilities. Since substantially all of the Bank’s assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Deposits

Deposits consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Demand and NOW accounts, including non-interest bearing deposits of $108,172 and $114,614 at June 30, 2003 and December 31, 2002, respectively	$421,409	$396,848
Money market	111,430	89,668
Statement and passbook savings	131,446	115,033
Certificates of deposit	622,330	609,671

Total deposits	$1,286,615	$1,211,220

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $194.2 million at June 30, 2003 and $173.3 million at December 31, 2002.

Bank Owned Life Insurance (BOLI)

During the first quarter of 2003, the Company invested $15.0 million in BOLI to help offset the rising cost of employee benefits. Income, which is accounted for using the cash surrender value method, for the three and six month periods ended June 30, 2003, amounted to $410,000 and $919,000, respectively. BOLI investment income is exempt from federal and state income tax and related costs of the insurance are not deductible. The BOLI is invested primarily in high-grade corporate bonds and mortgage backed securities.

Other Borrowings

Effective March 31, 2003, the Company retired its 8.65% Senior notes with an aggregate principal balance of $51.0 million. The Company retired the Senior notes with a combination of cash, a renewal of a bank credit facility amounting to $20.0 million and the issuance of $15.0 million of trust preferred securities, which is discussed below. The notes were originally issued on April 1, 1998, in connection with the acquisition of the Bank by the Company. At current interest rates, the average cost of the combined new debt structure is approximately 5.0%. As of June 30, 2003, the bank credit facility amounted to $15.5 million.

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

The interest rate on the Company’s subordinated debentures is LIBOR plus 3.60% adjusted quarterly, which was 4.66% at June 30, 2003 and 5.01% at December 31, 2002. This interest rate is subject to a cap of 12.5% annually. Distributions are paid quarterly.

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

U.S. money market interest rate market presents the primary risk exposure to the Company. In measuring and managing interest rate risk, the Company uses GAP analysis, net interest income simulation, and economic value equity modeling. There have been no significant changes in the Company’s analysis of interest rate risk since its Report on Form 10-K for fiscal year 2002.

Capital Resources

Stockholders’ equity increased by $5.3 million to $138.2 million at June 30, 2003 from $132.9 million at December 31, 2002. Retained earnings of $58.3 million at June 30, 2003 increased by $4.6 million, or 8.7%, from the balance of $53.6 million at December 31, 2002.

This increase in stockholders’ equity was primarily attributed to the $6.7 million of net income for the six month period ended June 30, 2003, which was partly offset by the increase in treasury stock at June 30, 2003 of $2.5 million, or 12.0%, above the December 31, 2002 balance. The increase in treasury stock is primarily due to the repurchase of 142,000 shares of common stock. Dividends paid to shareholders of the Company’s common stock during the three and six-month periods ended June 30, 2003 amounted to approximately $1.1 million and $2.1 million, respectively. The dividends paid during each of the three-month periods in 2003 were equivalent to $0.125 per share.

On June 18, 2003, the Company announced a dividend equal to $0.125 per share to be paid on July 23, 2003, to all stockholders of record as of the close of business on June 30, 2003, which will amount to approximately $1.1 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 to risk weighted assets (as defined). Management believes that, as of June 30, 2003, the Bank meets all capital adequacy requirements to which it is subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2003 and December 31, 2002 are presented below (amounts in thousands):

	Company Actual		Bank Actual		Required for Capital Adequacy Purposes		Required to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003
Tangible capital to adjusted total assets	$112,488	6.57%	$124,717	7.27%	$25,749	1.50%	N/A	N/A
Core capital to adjusted total assets	112,488	6.57	124,717	7.27	68,663	4.00	$85,829	5.00%
Total capital to risk weighted assets	125,687	11.87	137,916	13.06	84,481	8.00	105,601	10.00
Tier 1 capital to risk weighted assets	112,488	10.62	124,717	11.81	N/A	N/A	63,361	6.00
As of December 31, 2002
Tangible capital to adjusted total assets	$95,546	5.73%	$124,624	7.51%	$24,900	1.50%	N/A	N/A
Core capital to adjusted total assets	95,546	5.73	124,624	7.51	66,399	4.00	$82,999	5.00%
Total capital to risk weighted assets	109,022	10.00	138,100	12.76	86,881	8.00	108,189	10.00
Tier 1 capital to risk weighted assets	95,546	8.76	124,624	11.52	N/A	N/A	64,913	6.00

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

The following table presents, for the periods indicated, an analysis of the Company’s allowance for loan losses and other related data.

	Six Months ended June 30, 2003	Year ended December 31, 2002
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$13,861	$12,109
Provision for loan losses	2,050	7,396
Charge-offs	(2,899)	(7,456)
Recoveries	694	1,812

Allowance for loan losses, end of period	$13,706	$13,861

Allowance to period-end loans	1.34%	1.28%
Net charge-offs to average loans	0.42%	0.53%
Allowance to period-end nonperforming loans	185%	215%

The Company continuously monitors its underwriting procedures in an attempt to maintain loan quality. Additionally, the Company is executing a strategy of achieving more balance between the amounts of commercial, mortgage, and consumer loans outstanding. This strategy has resulted in growth of commercial, construction, commercial real estate, and consumer direct loans while mortgage loans and indirect consumer loans have declined.

The provisions to the allowance for loan losses are based on management’s judgment and evaluation of the loan portfolio using both objective and subjective criteria. The objective criteria used by the Company to assess the adequacy of its allowance for loan losses and required additions to such allowance are (i) an internal grading system, (ii) a peer group analysis, and (iii) a historical analysis. In addition to these objective criteria, the Company subjectively assesses adequacy of the allowance for loan losses and the need for additions thereto, with consideration given to the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. The Company’s allowance for loan losses was $13.7 million at June 30, 2003 and $13.9 million at December 31, 2002, or 1.34% and 1.28% of total loans, respectively. While management believes the current allowance is adequate, changing economic and other conditions may require future adjustments to the allowance for loan losses.

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

The Company subjectively assesses the adequacy of the allowance for loan losses by considering the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, national, regional and local business and economic conditions that may affect the borrowers’ ability to pay or the value of collateral securing the loans, and other relevant factors. Although the Company does not determine the overall allowance based upon the amount of loans in a particular type or category (except in the case of owner-occupied 1-4 family residential and consumer installment loans), risk elements attributable to particular loan types or categories are considered in assigning loan grades to individual loans. These risk elements include the following: (i) for non-farm/non-

residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (ii) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing if any, experience and ability of the developer and loan to value ratios; (iii) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral. In addition, for each category the Company considers secondary sources of income and the financial strength of the borrower and any guarantors.

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

Nonperforming assets at June 30, 2003 were $8.7 million, compared to $7.9 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.85% and 0.72% at June 30, 2003 and December 31, 2002, respectively. Nonaccrual loans were $7.4 million and $6.5 million at June 30, 2003 and December 31, 2002, respectively. Other real estate and foreclosed property declined from $1.4 million at December 31, 2002 to $1.3 million at June 30, 2003. The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$7,402	$6,453
Other real estate and foreclosed property	1,338	1,424

Total nonperforming assets	$8,740	$7,877

Nonperforming assets to total loans and other real estate	0.85%	0.72%
Nonperforming assets to total assets	0.49%	0.45%

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

As of June 30, 2003, the Company had $630,000 non-government sponsored accruing loans that were contractually past due 90 days or more. The Company continues to accrue interest for government sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid balance of accruing government-sponsored loans past due 90 days or more was $3.8 million and $5.9 million as of June 30, 2003 and December 31, 2002, respectively.

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

Although the secondary servicer continues to remit principal and interest collections to Superior, the Company decided to recognize any interest income on the portfolio only after it had received payments sufficient to recover remaining portfolio balances. Superior has applied the cost recovery method of accounting for these assets and consequently, no interest income has been recognized on the portfolio in 2001, 2002 and through the second quarter of 2003.

Approximately $3.8 million of principal balance of loans plus receivables were sold in December 2002. The residual balance of the portfolio was approximately $7.3 million, net at June 30, 2003 and $9.9 million, net at December 31, 2002. Since there is no readily available market for the remaining portfolio, there is no assurance that the remaining portfolio can be converted to cash at its current carrying value.

For the six-month period ended June 30, 2003, the Bank engaged an independent third party to determine the estimated fair value of the mortgage portfolio it presently services. The valuation was based on the projected timing and amount of future payments as impacted by current, reduced interest rates. Based on the projected acceleration of portfolio principal reductions, resulting primarily from mortgage refinancing, the Bank determined that the recorded value of the mortgage servicing rights related to the portfolio was impaired. Therefore, a charge to earnings of approximately $826,000 was recorded and is reflected in the line item “Mortgage operations, net” in the accompanying consolidated statement of income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Management’s Discussion and Analysis of Financial Condition and Results of Operations “Interest Rate Sensitivity-Liquidity”, see page 15.

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

In June 2003, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, as of June 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period when this periodic report under the Exchange Act was being prepared. Furthermore, there have been no significant changes in the Company’s internal control over financial reporting or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal control over financial reporting) that could significantly affect such control subsequent to evaluation. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer included with this report as Exhibits 31.1 and 31.2.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

(a) In its annual report on Form 10-K for 2002, the Company disclosed the nature and status of several lawsuits relating to consolidated federal class action security suits, a similar derivative suit pending in state court and other related litigation involving certain of the Company’s former employees. See Note 4 to the interim financial statements included in Item 1 of this Form 10-Q. On March 4, 2002, the federal district court for the Eastern Division of Arkansas consolidated Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV-0075668 and Kashima v. Superior Financial Corp., et al., Civ No. 4-02-CV007SWW into a single action encaptioned Teresa Bauman et al. v. Superior Financial Corp., et al., Civ No. 4-01-CV756GH (the “Consolidated Suit”). On April 18, 2002, the Plaintiffs in the Consolidated Suit filed a Consolidated Complaint, which added several individual defendants. On July 10, 2002, the Plaintiffs in the Consolidated Suit filed a second Consolidated Complaint, which added five state law claims against the Company and the individual defendants, consisting of two claims under the Arkansas Deceptive Trade Practice Act and claims for common law fraud, constructive fraud and breach of fiduciary duty. It is not expected that the Company’s liability, if any, would increase as a result of the newly added claims. The Company filed a motion to dismiss the Consolidated Suit in its entirety.

On December 19, 2002, the court entered an order staying the action until March 20, 2003, to provide parties time to discuss a possible settlement of the Consolidated Suit. A mediation of the Bauman Litigation and the related suits of Cottrell v. Gardner, et al., Case No. CV-2002-121(I), Sebastian County, Arkansas (the “derivative suit”) and Superior Bank v. Bauman, et al., Case No. CV-2001-1089, Circuit Court, Sebastian County (the “Superior Bank Suit”) was held on January 29, 2003 and another mediation took place in late March. In April 2003, the Company reached an agreement in principle to settle the Bauman litigation, the derivative suit and the Superior Bank suit.

On April 23, 2003, the parties to the Superior Bank suit filed a Stipulation and Agreement of Compromise, Settlement, and Release disposing of all claims in that proceeding. This agreement was subsequently approved by the court, and all claims were dismissed with prejudice.

On April 24, 2003, the parties to the derivative suit and the Bauman litigation filed in the appropriate courts settlement agreements disposing of all claims in those cases. On June 11, 2003, the court in the derivative litigation ruled that the settlement was fair and entered an order of dismissal. After required notice to members of the plaintiff class in the Bauman litigation, on July 25, 2003, the court approved the settlement agreement and entered an order of dismissal. The various settlement agreements called for the Company and its insurance carrier to pay sums well within the Company’s policy limits and materially less than the Company’s estimate of the costs of litigation. The Company’s contribution to the settlement is approximately $475,000 pretax, or $0.04 diluted earnings per share, which amount was expensed in the first quarter of 2003.

(b) On May 1, 2000, George S. Mackey and Jones & Mackey Construction Company, LLC filed a Complaint in the Circuit Court of Pulaski County, Arkansas against Superior Bank, a wholly owned subsidiary of the Company. The Complaint alleges a breach of a commitment to lend and related claims, including defamation. On May 20, 2002, after the conclusion of the trial and jury deliberation, the jury returned a verdict in favor of Jones & Mackey Construction Company, LLC, in the amount of $5,796,000. The damages were specified as $410,000 for breach of contract, $211,000 for detrimental reliance, $175,000 for defamation and $5,000,000 in punitive damages related to the claim of defamation.

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

On July 22, 2002, the trial court ruled on the motion and overturned the verdict imposing liability for detrimental reliance. The Bank is appealing the remainder of the verdict. On appeal, the Bank is raising the issues presented in the post-trial motion, as well as numerous, material errors at trial. Among these are claims that the trial court erred in allowing jurors to question witnesses, in allowing evidence of the Bank’s financial condition before a finding of liability and in submitting improper instructions to the jury.

The outcome of the appeal is too uncertain to predict with any assurance. If the judgment as entered is affirmed on appeal, discharge of a judgment of $5,585,000, plus judicial interest, would have a material adverse effect on the Company’s financial condition and operating results. However, the Bank has entered into discussions with its insurance carrier to determine the extent of coverage available in the event the verdict is affirmed on appeal. As of June 30, 2003, the Bank had paid $276,000 and accrued an additional $250,000 in professional fees and costs for a total of $526,000, which exceeds the Company’s $500,000 insurance deductible. The Bank has not recorded additional liability for the damages awarded in the initial jury verdict.

(c) The Company is involved in various lawsuits and litigation matters on an ongoing basis as a result of its day-to-day operations. However, except as otherwise disclosed herein, the Company does not believe that any of these or any threatened lawsuits and litigation matters will have a materially adverse effect on the Company or its business.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Special Meeting of the Shareholders of the Company was held on August 7, 2003. The special meeting was held to consider a proposal for a merger agreement between the Company and Arvest Holdings, Inc. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting were 8,282,501. A total of 5,933,228 shares, constituting a quorum, were represented by shareholders in attendance or by proxy, with 5,927,796 shares, or 71.6% approving the merger agreement, which exceeded the required majority of outstanding shareholders. The closing, which is scheduled for the third quarter of 2003, is subject to regulatory approval and the satisfaction of customary closing conditions prior to final consummation.

The Annual Meeting of the Shareholders of the Company was held on May 23, 2003. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting were 8,416,172. A total of 7,397,194 shares, constituting a quorum, were represented by shareholders in attendance or by proxy. There were no abstentions or Broker non-votes recorded.

The following directors were elected for a term expiring in 2004: C. Stanley Bailey, Terry A. Elliott, Brian A. Gahr, Rick D. Gardner, H. Baker Kurris, Howard B. McMahon, C. Marvin Scott, John M. Stein, John E. Steuri, and David E. Stubblefield.

Election of Directors	For	Withheld	Percent For
C. Stanley Bailey	7,328,099	69,095	99.1%
Terry A. Elliott	7,365,102	32,092	99.6%
Brian A. Gahr	7,364,699	32,495	99.6%
Rick D. Gardner	7,365,102	32,092	99.6%
H. Baker Kurris	7,365,202	31,992	99.6%
Howard B. McMahon	7,364,699	32,495	99.6%
C. Marvin Scott	7,367,402	29,792	99.6%
John M. Stein	7,367,399	29,795	99.6%
John E. Steuri	7,367,502	29,692	99.6%
David E. Stubblefield	7,367,502	29,692	99.6%

Item 5.	Other Information

None

Item 6.	Exhibits and reports on Form 8-K

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current report on Form 8-K, dated as of April 4, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of April 25, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 5, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 5, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 5, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of May 16, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of June 18, 2003, furnishing Regulation FD Disclosure under Item 9 of Form 8-K

Current report on Form 8-K, dated as of June 20, 2003, announcing to investors that Registrant had entered into a definitive agreement to affiliate with Arvest Holdings, Inc. and furnishing disclosure under Item 7 of Form 8-K filing the definitive agreement and agreements between Arvest Holdings, Inc., the Registrant and Executive Officers of the Registrant

Current report on Form 8-K, dated as of August 7, 2003, announcing to investors that Registrant received approval of the merger of Superior Financial and Arvest Holdings, Inc. by shareholders at a special meeting of shareholders and furnishing disclosure under Item 9 of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR FINANCIAL CORP.

/s/ C. STANLEY BAILEY	August 8, 2003

C. Stanley Bailey, Chief Executive Officer	Date

/s/ ROBERT A. KUEHL	August 8, 2003

Robert A. Kuehl, Chief Financial Officer	Date